Form 10-Q
period 1997-06-30
LHS GROUP INC
filed 1997-08-13
CIK 1032330

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1997

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to __________

Commission file number 000-22409

                                LHS GROUP INC.
            (Exact name of registrant as specified in its charter)

     DELAWARE                                     58-2224883
(State of other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

                       SIX CONCOURSE PARKWAY, SUITE 2700
                                  ATLANTA, GA
                                     30328
                   (Address of principal executive offices)
                                  (Zip Code)

                                (770) 280-3000
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No  X
   ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


              Class                               Outstanding at July 31, 1997
---------------------------------               -------------------------------
Common Stock, $0.01 Par Value                         24,916,800 Shares

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                LHS GROUP INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE DATA)


                                          Second Quarter Ended June 30,                Six Months Ended June 30,
                                       ------------------------------------        ------------------------------------
                                         (unaudited)          (unaudited)         (unaudited)         (unaudited)
                                             1997               1996                 1997                  1996
                                             ----               ----                 ----                  ----
Revenues
        License revenues                    $  8,182              $  4,560          $ 15,492              $  7,185
        Service revenues                      15,130                 6,393            28,706                10,524
                                        -------------        --------------   --------------        --------------
Total revenues                                23,312                10,953            44,198                17,709

Cost of services                              10,018                 3,772            19,562                 5,749
                                        -------------        --------------   --------------        --------------
Gross profit                                  13,294                 7,181            24,636                11,960

Operating expenses
        Sales and marketing                    2,112                 2,136             4,364                 3,374
        Research and development               4,212                 4,083             8,323                 7,623
        General and administrative             3,946                 1,192             6,961                 2,430
                                        -------------        --------------      -----------        --------------
                                              10,270                 7,411            19,648                13,427

Earnings (loss) before interest and tax        3,024                  (230)            4,988                (1,467)
Interest expense (income), net                  (294)                   85              (270)                  137
                                        -------------        --------------      -----------        --------------
Earnings (loss) before income taxes            3,318                  (315)            5,258                (1,604)

Income taxes (credit)                          1,277                  (120)            2,066                  (610)
                                        -------------        --------------      -----------        --------------

Net earnings (loss)                         $  2,041              $   (195)         $  3,192              $   (994)
                                        =============         =============      ===========         =============

Net earnings (loss) per share                  $0.08              $  (0.01)         $   0.14              $  (0.05)
                                        =============         =============      ============         =============

Shares used in per share calculation      24,731,689            21,977,003         23,398,686            21,977,003
                                        =============         =============      ============         =============



                                LHS GROUP INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
           (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE DATA)


                                                       June 30,          December 31,
                                                        1997                1996
                                                     ------------        ----------
                                                     (unaudited)
ASSETS
Current assets:
        Cash and cash equivalents                     $ 58,391            $ 4,289
        Trade accounts receivable, net of allowance
           for doubtful accounts of $1,144 and $200     20,232             22,415
        Unbilled receivables                             9,169              6,073
        Other current assets                             2,638              2,505
                                                      --------            -------
Total current assets                                    90,430             35,282

Property, plant and equipment                           13,198             11,426
Allowance for depreciation and amortization             (5,059)            (4,304)
                                                      --------            -------
                                                         8,139              7,122

Long-term investments                                   11,433                 -
Other non current assets                                 1,799              1,415
                                                      --------            -------
Total Assets                                          $111,801            $43,819
                                                      ========            =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Loans payable to banks                             639              1,914
        Accounts payable                                 3,690              2,572
        Accrued expenses and other current liabilities  10,386              8,747
        Amount due to former shareholder                    -               4,000
        Income tax payable                               5,216              3,970
        Deferred revenues                                5,460              8,931
                                                      --------            -------
Total current liabilities                               25,391             30,134
Long-term obligations                                    1,028              1,360
Stockholders' equity
        Series A convertible preferred stock ($.01
           par value), 225,000 shares authorized;
           none and 225,000 issued and outstanding          -                   2
        Common stock ($.01 par value) 40,000,000 shares
           authorized; 24,916,250 and 15,550,000 shares
           issued and outstanding                          249                156
        Additional paid-in-capital                      77,174              6,374
        Retained earnings                                9,492              6,301
        Accumulated translation adjustments             (1,533)              (508)
                                                      --------            -------
Total stockholders' equity                              85,382             12,325
                                                      --------            -------
Total Liabilities and Stockholders' Equity            $111,801            $43,819
                                                      ========            =======

                                LHS GROUP INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)


                                                         Six Months Ended June 30,
                                                         ----------------------------
                                                            1997              1996
                                                         -----------       ----------
                                                         (unaudited)       (unaudited)
OPERATING ACTIVITIES
Net earnings (loss)                                       $ 3,192           $  (994)
Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                           755               646
      Changes in operating assets and liabilities          (1,538)           (4,812)
                                                         --------           -------
Net cash provided by (used in) operating activities         2,409            (5,160)

INVESTING ACTIVITIES
Additions of leasehold improvements and equipment          (1,772)           (1,521)
Purchase of long-term investments                         (11,433)               -
Other                                                        (531)             (631)
                                                         --------           -------
Net cash used in investing activities                     (13,736)           (2,152)

FINANCING ACTIVITIES
Proceeds from issuance of capital stock                    70,890                -
Payment of amount due to former shareholder                (4,000)               -
Repayments of bank borrowings                              (1,725)           (1,052)
Other                                                         264                -
                                                         --------           -------
Net cash provided by (used in) financing activities        65,429            (1,052)

Increase (decrease) in cash and cash equivalents           54,102            (8,364)
Cash and cash equivalents at beginning of period            4,289            10,200
                                                         --------           -------
Cash and cash equivalents at end of period               $ 58,391           $ 1,836
                                                         ========           =======


                        NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

          The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Registration Statement on Form S-1 (File No. 333-22195) filed with the Securities and Exchange Commission on February 21, 1997.

NOTE 2  - EARNINGS PER SHARE:

          Net earnings per share are computed based on the weighted average shares of common stock outstanding during each period. Common stock equivalents (stock options and preferred shares) are included in the computation of net earnings per share.

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. The Statement changes the method for computing and presenting earnings per share and will be effective for the Company's year ending December 31, 1997. The effect of adopting this standard is not expected to have a material effect on previously reported earnings per share.

NOTE 3 - INITIAL PUBLIC OFFERING:

          In May 1997, the Company sold 4,865,000 shares of its common stock in an initial public offering in which it received approximately $70.8 million in net proceeds. At the completion of the offering, 225,000 shares of the Company's Series A Convertible Preferred Stock were converted into 4,500,000 shares of common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS
---------------------

          The following table presents, for the periods indicated, certain items in the Company's statements of income reflected as a percentage of total revenues.

                                             Second Quarter                   Six Months
                                             Ended June 30,                  Ended June 30,
                                       ------------------------        ------------------------
                                         1997             1996           1997             1996
                                         ----             ----           ----             ----
Revenues
        License revenues                  35.1%           41.6%           35.1%           40.6%
        Service revenues                  64.9%           58.4%           64.9%           59.4%
                                       --------        --------        --------        --------
Total revenues                           100.0%          100.0%          100.0%          100.0%
Cost of services                          43.0%           34.4%           44.3%           32.5%
                                       --------        --------        --------        --------
Gross profit                              57.0%           65.6%           55.7%           67.5%
Operating expenses
        Sales and marketing                9.1%           19.5%            9.9%           19.1%
        Research and development          18.1%           37.3%           18.8%           43.0%
        General and administrative        16.9%           10.9%           15.7%           13.7%
                                       --------        --------        --------        --------
                                          44.1%           67.7%           44.5%           75.8%
Earnings (loss) before interest and tax   13.0%           (2.1%)          11.3%           (8.3%)
Interest expense (income)                 (1.3%)           0.8%           (0.6%)           0.8%
                                       --------        --------        --------        --------
Earnings (loss) before income taxes       14.2%           (2.9%)          11.9%           (9.1%)
Income taxes (credit)                      5.5%           (1.1%)           4.7%           (3.4%)
                                       --------        --------        --------        --------
Net earnings (loss)                        8.8%           (1.8%)           7.2%           (5.6%)
                                        =======         =======         =======         =======


SECOND QUARTER ENDED JUNE 30, 1997 COMPARED TO SECOND QUARTER ENDED JUNE 30,
1996

REVENUES

          Total revenues increased 112.8% to $23.3 million in the second quarter of 1997 from $11.0 million in the second quarter of 1996. Revenues increased primarily due to the increased market acceptance of the Company's products in the Americas and Asia and the successful introductions of BSCS Versions 4.02 and
4.03 in Europe and the Americas, respectively. Revenues from the Company's European customers accounted for $11.6 million or 49.9% of total revenues in the second quarter of 1997 compared to $7.2 million or 64.7% of total revenues in the second quarter of 1996. Revenues from the Company's Americas customers accounted for $8.1 million or 34.7% of total revenues in the second quarter of 1997 compared to $3.1 million or 28.7% of total revenues in the second quarter of 1996. Revenues from Asian customers increased to $3.6 million or 15.4% of total revenues in the second quarter of 1997 from $719,000 or 6.6% of total revenues in the second quarter of 1996. Service revenues as a percentage of total revenues increased to 64.9% in the second quarter of 1997 compared to 58.4% in the second quarter of 1996, primarily due to the increased demands of customers for customization to meet their specific requirements and increased maintenance and operational assistance required by customers following implementation.

COST OF SERVICES

     Cost of services increased to $10.0 million or 43.0% of revenues in the second quarter of 1997 from $3.8 million or 34.4% of revenues in the second quarter of 1996. The increase was primarily the result of additional project personnel hired to staff current and future projects and also an increase in the use of outside consultants and systems integrators.

SALES AND MARKETING

     Sales and marketing expenses decreased as a percentage of revenues to 9.1% in the second quarter of 1997 from 19.5% in the second quarter of 1996. These expenses remained constant at $2.1 in both quarters while total revenues increased 112.8%, consequently, resulting in a decrease in sales and marketing expenses as a percentage of total revenues.

RESEARCH AND DEVELOPMENT

      Research and development expenses decreased as a percentage of total revenues to 18.1% in the second quarter of 1997 from 37.3% in the second quarter of 1996. Research and development expenses increased by 3.2% to $4.2 million in second quarter of 1997 from $4.1 million in second quarter of 1996. During the second quarter of 1996, the Company increased the research and development staff significantly to develop the BSCS Version 4.0 software. In the second quarter of 1997, approximately the same staffing was required to develop BSCS Versions
4.02 and 4.03 and for the initial design and development of Version 5.0 of the BSCS software.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses increased by 231.0% to $3.9 million or 16.9% of revenues in the second quarter of 1997 from $1.2 million or 10.9% of revenues in the second quarter of 1996. The increase was primarily due to the establishment of management and other administrative personnel in the Americas and Asian operations, as well as increases in facilities and infrastructure related expenses.

INCOME TAXES
      The effective income tax rate was 38.5% of earnings before income taxes for the second quarter of 1997 and 38.1% for the second quarter of 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

REVENUES

     Total revenue increased 149.6% to $44.2 million in the first six months of 1997 from $17.7 million in the same period of 1996. Revenues increased primarily due to the increased market acceptance of the Company's products in the Americas and Asia and the successful introduction of BSCS Versions 4.02 and
4.03 in Europe and the Americas, respectively. Revenues from the Company's European customers accounted for $21.9 million or 49.7% of total revenues in the first six months of 1997 compared to $12.1 million or 68.5% of total revenues for the same period of 1996. Revenues from the Company's Americas customers accounted for $16.6 million or 37.4% of total revenues in the first six months of 1997 compared to $4.2 million or 23.5% of total revenues in the same period of 1996. Revenues from the Company's Asian customers increased to $5.7 million or 12.9% of total revenues in the first six months of 1997 from $1.4 million or 8.0% of total revenues in the first six months of 1996. Service revenues increased as a percentage of total revenues to 64.9% in the first six months of 1997 from 59.4% in the same period of 1996 primarily due to the increased demands of customers for customization to meet their specific requirements and increased maintenance and operational assistance required by customers following implementation.

COST OF SERVICES

     Cost of services increased to $19.3 million or 44.3% of revenues in the first six months of 1997 from $5.7 million or 32.5% of revenues in the first six months of 1996. The increase was primarily the result of additional project personnel hired to staff current and future projects and also an increase in the use of outside consultants and systems integrators.

SALES AND MARKETING

     Sales and marketing expenses decreased as a percentage of revenues to 9.9% in the first six months of 1997 from 19.1% in the same period of 1996, while sales and marketing expenses increased to $4.4 million in the first six months of 1997 from $3.4 million in the same period of 1996. The increase was principally due to the growth in the number of worldwide sales and marketing personnel responsible for developing new business, particularly in the Americas.

RESEARCH AND DEVELOPMENT

     Research and development expenses decreased as a percentage of total revenues to 18.8% in the first six months of 1997 from 43.0% in the same period of 1996. Research and development expenses increased 9.2% to $8.3 million in the first six months of 1997 from $7.6 million in the same period of 1996. During the first six months 1996, the Company increased the research and development staff significantly to develop the BSCS Version 4.0 software. In the first six months of 1997, the Company only increased staffing slightly when compared to the first six months of 1996, primarily to meet the development requirements of BSCS Versions 4.02 and 4.03 and for the initial design and development of Version 5.0 of the BSCS software.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased by 186.5% to $6.9 million in the first six months of 1997 from $2.4 million in the same period of 1996 and increased to 15.7% of revenues in the first six months of 1997 from 13.7% of revenues in the same period of 1996. The increase was primarily due to increases in the number of administrative personnel required to staff the Americas and Asian operations as well as, increases in facilities and infrastructure related expenses.

INCOME TAXES
     The effective income tax rate was 39.3% of earnings before income taxes for the first six months of 1997 compared to 38.0% of earnings before income taxes in the same period of 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operating activities totaled $2.4 million for the first six months of 1997 compared to net cash used by operating activities of $5.2 million for the same period of 1996. Net cash used by operations in 1996 was primarily the result of the use of working capital to fund new business expansion into the Americas and Asia markets.

          Net cash used for investing activities totaled $13.7 million for the first six months of 1997 compared to $2.2 million in the same period of 1996. The increase reflects the investment of a portion of the proceeds from the initial public offering in investment grade debt instruments with a maturity of slightly more than one year. The Company invested $1.8 million in leasehold improvements and equipment in the first six months of 1997 compared to $1.5 million in the same period of 1996. The increase is primarily due to the growth in the Company's Americas and Asia operations which required significant purchases of furniture and computer equipment.

          Net cash provided by financing activities totaled $65.4 million in the first six months of 1997 compared to net cash used in financing activities of $1.1 million in the same period of 1996. The Company completed its initial public offering of Common Stock in May 1997, raising $70.8 million in net proceeds. In July 1996, the Company repurchased shares of Common Stock from one of its stockholders at a price of $10.0 million and simultaneously sold the Common Stock to a related party for $10.0 million. The final payment of $4.0 million was made to the former stockholder in the first quarter of 1997.

          At June 30, 1997, the Company did not have any material commitments for capital expenditures. The Company believes that the net proceeds from the sale of the Common Stock in the initial public offering combined with existing cash balances, available credit facilities and funds generated by operations, will be sufficient to meet its anticipated working capital and capital expenditure requirements for the foreseeable future.

                          PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits
      3.1 - Registrant's Certificate of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-22195) filed on February 21,
            1997).

      3.2 - Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No.333-22195) filed on February 21,1997).

       11- Statement Re:  Computation of Per Share Earnings

       27 - Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K
     The Company filed one Current Report on Form 8-K on May 27, 1997 to file copies of the U.S. and International Underwriting Agreements executed in connection with the Company's recent public offering of its common stock.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LHS Group Inc.

Date:  August 11, 1997                 By: /s/ Jerry W. Braxton
                                           --------------------
                                       Jerry W. Braxton
                                       Executive Vice President, Chief Financial
                                       Officer, Treasurer and Director (duly
                                       authorized and principal financial and
                                       accounting officer)

                                 EXHIBIT INDEX

Exhibit No.
-----------
3.1 Registrant's Certificate of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-22195) filed on February 21,
            1997).

3.2 Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant's
            Registration Statement on Form S-1 (File No.333-22195) filed on February 21,1997).

11          Statement Re:  Computation of Per Share Earnings

27          Financial Data Schedule (for SEC use only)