Form 10-Q
period 1997-09-30
LHS GROUP INC
filed 1997-11-12
CIK 1032330

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1997

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from          to
                                    ----------   -----------
Commission file number 000-22409

                                LHS GROUP INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                     58-2224883
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
Yes  X  No
     -      -

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practicable date.

              Class                                       Outstanding at October 31, 1997
---------------------------------                      ------------------------------------
Common Stock, $0.01 Par Value                                    25,015,239 Shares

                         PART I. FINANCIAL INFORMATION
                         -----------------------------


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                LHS GROUP INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE DATA)

                                             Third Quarter Ended September 30,      Nine Months Ended September 30,
                                             ---------------------------------      -------------------------------
                                             (unaudited)           (unaudited)      (unaudited)         (unaudited)
                                                1997                  1996             1997                 1996
                                             -----------           -----------      -----------         -----------
Revenues
  License revenues                           $    10,259           $     8,068      $    25,751         $    15,253
  Service revenues                                18,627                10,886           47,333              21,410
                                             -----------           -----------      -----------         -----------
Total revenues                                    28,886                18,954           73,084              36,663

Cost of services                                  12,979                 6,692           32,541              12,441
                                             -----------           -----------      -----------         -----------
Gross profit                                      15,907                12,262           40,543              24,222

Operating expenses
  Sales and marketing                              2,019                 2,009            6,384               5,383
  Research and development                         5,306                 3,765           13,629              11,388
  General and administrative                       3,214                 2,588           10,172               5,018
                                             -----------           -----------      -----------         -----------
                                                  10,539                 8,362           30,185              21,789

Earnings before interest and taxes                 5,368                 3,900           10,358               2,433
Interest expense (income), net                      (918)                   24           (1,188)                161
                                             -----------           -----------      -----------         -----------
Earnings before income taxes                       6,286                 3,876           11,546               2,272

Income taxes                                       2,552                 1,473            4,618                 863
                                             -----------           -----------      -----------         -----------
Net earnings                                 $     3,734           $     2,403      $     6,928         $     1,409
                                             ===========           ===========      ===========         ===========
Net earnings per share                       $      0.14           $      0.11      $      0.29         $      0.06
                                             ===========           ===========      ===========         ===========
Shares used in per share calculation          26,482,988            21,977,003       24,019,226          21,977,003
                                             ===========           ===========      ===========         ===========

                                 LHS GROUP INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
           (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE DATA)

                                                                  September 30,       December 31,
                                                                      1997                1996
                                                                  -------------       ------------
                                                                   (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                           $ 69,478           $ 4,289
  Trade accounts receivable, net of allowance
    for doubtful accounts of $1,155 and $200                            21,992            22,415
  Unbilled receivables                                                  12,450             6,073
  Other current assets                                                   2,454             2,505
                                                                      --------           -------
Total current assets                                                   106,374            35,282

Property, plant and equipment                                           14,220            11,426
Allowance for depreciation and amortization                             (5,783)           (4,304)
                                                                      --------           -------
                                                                         8,437             7,122

Other non current assets                                                 2,588             1,415
                                                                      --------           -------
Total Assets                                                          $117,399           $43,819
                                                                      ========           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Loans payable to banks                                                    12             1,914
  Accounts payable                                                       5,622             2,572
  Accrued expenses and other current liabilities                        10,876             8,747
  Amount due to former shareholder                                           -             4,000
  Income tax payable                                                     7,749             3,970
  Deferred revenues                                                      5,116             8,931
                                                                      --------           -------
Total current liabilities                                               29,375            30,134
Long-term obligations                                                    1,073             1,360
Stockholders' equity
  Series A convertible preferred stock ($.01 par value),
    225,000 shares authorized; none and 225,000 shares
    issued and outstanding                                                   -                 2
  Common stock ($.01 par value) 40,000,000 shares authorized;
    24,918,331 and 15,550,000 shares issued and outstanding                249               156
  Additional paid-in-capital                                            76,930             6,374
  Retained earnings                                                     13,229             6,301
  Accumulated translation adjustments                                   (3,457)             (508)
                                                                      --------           -------
Total stockholders' equity                                              86,951            12,325
                                                                      --------           -------
Total Liabilities and Stockholders' Equity                            $117,399           $43,819
                                                                      ========           =======

                                LHS GROUP INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                              1997                1996
                                                           -----------         -----------
                                                           (unaudited)         (unaudited)
OPERATING ACTIVITIES
Net earnings                                                 $ 6,928             $ 1,409
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Depreciation and amortization                              1,480               1,189
    Changes in operating assets and liabilities               (3,708)             (2,235)
                                                             -------             -------
Net cash provided by operating activities                      4,700                 363

INVESTING ACTIVITIES
Additions of leasehold improvements and equipment             (2,795)             (2,435)
Other                                                         (1,341)                555
                                                             -------             -------
Net cash used in investing activities                         (4,136)             (1,880)

FINANCING ACTIVITIES
Proceeds from issuance of capital stock                       70,647                   -
Payment of amount due to former shareholder                   (4,000)                  -
Repayments of bank borrowings                                 (2,352)             (3,816)
Other                                                            330                   -
                                                             -------             -------
Net cash provided by (used in) financing activities           64,625              (3,816)

Increase (decrease) in cash and cash equivalents              65,189              (5,333)
Cash and cash equivalents at beginning of period               4,289              10,200
                                                             -------             -------
Cash and cash equivalents at end of period                   $69,478             $ 4,867
                                                             =======             =======

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

NOTE 3 - INITIAL PUBLIC OFFERING:

          In May 1997, the Company sold 4,865,000 shares of its Common Stock in an initial public offering in which it received approximately $70.6 million in net proceeds. At the completion of the offering, 225,000 shares of the Company's Series A Convertible Preferred Stock were converted into 4,500,000 shares of Common Stock.

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

                                    Third Quarter                       Nine Months
                                 Ended September 30,                Ended September 30,
                                 -------------------                -------------------
                                   1997       1996                    1997       1996
                                 --------   --------                --------   --------
Revenues
    License revenues               35.5%      42.6%                   35.2%      41.6%
    Service revenues               64.5%      57.4%                   64.8%      58.4%
                                  -----      -----                   -----      -----
Total revenues                    100.0%     100.0%                  100.0%     100.0%
Cost of services                   44.9%      35.3%                   44.5%      33.9%
                                  -----      -----                   -----      -----
Gross profit                       55.1%      64.7%                   55.5%      66.1%
Operating expenses
    Sales and marketing             7.0%      10.6%                    8.7%      14.7%
    Research and development       18.4%      19.9%                   18.6%      31.1%
    General and administrative     11.1%      13.7%                   13.9%      13.7%
                                  -----      -----                   -----      -----
                                   36.5%      44.2%                   41.2%      59.5%
Earnings before interest
   and taxes                       18.6%      20.5%                   14.3%       6.6%

Interest expense (income)          (3.2%)      0.1%                   (1.6%)      0.4%
                                  -----      -----                   -----      -----
Earnings before income taxes       21.8%      20.4%                   15.9%       6.2%
Income taxes                        8.8%       7.8%                    6.3%       2.4%
                                  -----      -----                   -----      -----
Net earnings                       13.0%      12.6%                    9.6%       3.8%
                                  =====      =====                   =====      =====


THIRD QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO THIRD QUARTER ENDED SEPTEMBER 30, 1996

REVENUES

          Total revenues increased 52.4% to $28.9 million in the third quarter of 1997 from $19.0 million in the third quarter of 1996. Revenues increased primarily due to the increased market acceptance of the Company's products in the Americas and Asia. Revenues from the Company's European customers accounted for $13.3 million or 46.0% of total revenues in the third quarter of 1997 compared to $8.5 million or 45.1% of total revenues in the third quarter of 1996. Revenues from the Company's Americas customers accounted for $11.9 million or 41.3% of total revenues in the third quarter of 1997 compared to $6.9 million or 36.4% of total revenues in the third quarter of 1996. Revenues from Asian customers increased to $3.7 million or 12.7% of total revenues in the third quarter of 1997 from $3.5 million or 18.5% of total revenues in the third quarter of 1996. Revenues in the third quarter of 1996 in Asia included a sizable license upgrade. Service revenues as a percentage of total revenues increased to 64.5% in the third quarter of 1997 compared to 57.4% in the third quarter of 1996, primarily due to the increased demands of customers for customization to meet their specific requirements and increased maintenance and operational assistance required by customers following implementation.

COST OF SERVICES

          Cost of services increased to $13.0 million or 44.9% of revenues in the third quarter of 1997 from $6.7 million or 35.3% of revenues in the third quarter of 1996. The increase was primarily the result of additional project personnel hired to staff current and future projects, additional personnel required to staff the customer support functions in the Americas and also an increase in the use of outside consultants and systems integrators.

SALES AND MARKETING

          Sales and marketing expenses decreased as a percentage of revenues to 7.0% in the third quarter of 1997 from 10.6% in the third quarter of 1996. The sales and marketing staffing level remained fairly constant between these two periods. The sales and marketing expenses also remained constant at $2.0 in both quarters while total revenues increased 52.4%, consequently, resulting in a decrease in sales and marketing expenses as a percentage of total revenues.

RESEARCH AND DEVELOPMENT

          Research and development expenses decreased as a percentage of total revenues to 18.4% in the third quarter of 1997 from 19.9% in the third quarter of 1996. Research and development expenses increased by 40.9% to $5.3 million in third quarter of 1997 from $3.8 million in third quarter of 1996. The increase in expense of $1.5 million in the third quarter of 1997 is primarily the result of increased staffing necessary to complete the development of Version 5.0 of the BSCS software and for the initial design and development of Version 5.01 of the BSCS software.

GENERAL AND ADMINISTRATIVE

          General and administrative expenses increased by 24.2% to $3.2 million or 11.1% of revenues in the third quarter of 1997 from $2.6 million or 13.7% of revenues in the third quarter of 1996. The increase was primarily due to the establishment of management and other administrative personnel in the Americas and Asian operations, as well as increases in facilities and infrastructure related expenses.

INCOME TAXES

          The effective income tax rate was 40.6% of earnings before income taxes for the third quarter of 1997 compared to 38.0% of earnings before income taxes for the third quarter of 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES

          Total revenues increased 99.3% to $73.1 million in the first nine months of 1997 from $36.7 million in the same period of 1996. Revenues increased primarily due to the increased market acceptance of the Company's products in the Americas and Asia and the successful introduction of BSCS Versions 4.02 in Europe and 4.03 in the Americas. Revenues from the Company's European customers accounted for $35.3 million or 48.2% of total revenues in the first nine months of 1997 compared to $20.6 million or 56.3% of total revenues for the same period of 1996. Revenues from the Company's Americas customers accounted for $28.5 million or 39.0% of total revenues in the first nine months of 1997 compared to $11.1 million or 30.1% of total revenues in the same period of 1996. Revenues from the Company's Asian customers increased to $9.3 million or 12.8% of total revenues in the first nine months of 1997 from $5.0 million or 13.6% of total revenues in the first nine months of 1996. Service revenues increased as a percentage of total revenues to 64.8% in the first nine months of 1997 from 58.4% in the same period of 1996 primarily due to the increased demands of customers for customization to meet their specific requirements and increased maintenance and operational assistance required by customers following implementation.

COST OF SERVICES

          Cost of services increased to $32.5 million or 44.5% of revenues in the first nine months of 1997 from $12.4 million or 33.9% of revenues in the first nine months of 1996. The increase was primarily the result of additional project personnel hired to staff current and future projects, additional personnel required to staff the customer support functions in the Americas and also an increase in the use of outside consultants and systems integrators.

SALES AND MARKETING

          Sales and marketing expenses decreased as a percentage of revenues to 8.7% in the first nine months of 1997 from 14.7% in the same period of 1996, while sales and marketing expenses increased to $6.4 million in the first nine months of 1997 from $5.4 million in the same period of 1996. The increase was principally due to the growth in the number of worldwide sales and marketing personnel responsible for developing new business, particularly in the Americas and Asia.

RESEARCH AND DEVELOPMENT

          Research and development expenses decreased as a percentage of total revenues to 18.6% in the first nine months of 1997 from 31.1% in the same period of 1996. Research and development expenses increased 19.7% to $13.6 million in the first nine months of 1997 from $11.4 million in the same period of 1996. During the last quarter of 1996, the Company increased the research and development staff significantly to develop the BSCS Version 5.0 software. The Company did not increase research and development staffing significantly in 1997 until late in the second quarter in preparation for the design and development of Version 5.01 of the BSCS software in the Americas and Version 5.1 of the BSCS software in Europe.

GENERAL AND ADMINISTRATIVE

          General and administrative expenses increased by 102.7% to $10.2 million in the first nine months of 1997 from $5.0 million in the same period of 1996 and remained relatively flat at 13.9% of revenues in the first nine months of 1997 compared to 13.7% of revenues in the same period of 1996. The increase in expenses was primarily due to increases in the number of administrative personnel required to staff the Americas and Asian operations as well as, increases in facilities and infrastructure related expenses.

INCOME TAXES

          The effective income tax rate was 40.0% of earnings before income taxes for the first nine months of 1997 compared to 38.0% of earnings before income taxes in the same period of 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operating activities totaled $4.7 million for the first nine months of 1997 compared to net cash provided by operating activities of $.4 million for the same period of 1996. The small amount of cash provided by operations in 1996 was primarily the result of the use of working capital to fund new business expansion into the Americas and Asia markets.

          Net cash used for investing activities totaled $4.1 million for the first nine months of 1997 compared to $1.9 million in the same period of 1996. The increase reflects the investment of a portion of the proceeds from the initial public offering in investment grade debt instruments with a maturity of slightly more than one year. The Company invested $2.8 million in leasehold improvements and equipment in the first nine months of 1997 compared to $2.4 million in the same period of 1996. The increase is primarily due to the growth in the Company's Americas and Asia operations which required additional purchases of furniture and computer equipment.

          Net cash provided by financing activities totaled $64.6 million in the first nine months of 1997 compared to net cash used in financing activities of $3.8 million in the same period of 1996. The Company completed its initial public offering of Common Stock in May 1997, raising $70.6 million in net proceeds. In July 1996, the Company repurchased shares of Common Stock from one of its stockholders at a price of $10.0 million and simultaneously sold the Common Stock to a related party for $10.0 million. The final payment of $4.0 million was made to the former stockholder in the first quarter of 1997.

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

       11 - Statement Re:  Computation of Per Share Earnings

       27 - Financial Data Schedule (for SEC use only)


(b)  Reports on Form 8-K
     No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          LHS Group Inc.

Date:  November 10, 1997          By: /s/ Jerry W. Braxton
                                      --------------------
                                      Jerry W. Braxton
                                      Executive Vice President, Chief Financial
                                      Officer, Treasurer and Director (duly
                                      authorized and principal financial and
                                      accounting officer)

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