Form 10-K
period 1997-12-31
LHS GROUP INC
filed 1998-03-25
CIK 1032330

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------

                                   FORM 10-K
                            -----------------------

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM    TO
                                                                   ---   ---

                        Commission file number 0-22409

                                 LHS GROUP INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                            58-2224883
       (State or other                                        (I.R.S. Employer
jurisdiction of incorporation)                               Identification No.)

                             Six Concourse Parkway
                                   SUITE 2700
                            ATLANTA, GEORGIA  30328
                    (Address of principal executive offices)
                                 (770) 280-3000
                        (Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X       No
                                               ------       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") was $1,076,687,760 at March 13, 1998, based on the closing sales price of $89.75 per share for the Common Stock on such date on the Nasdaq National Market.

     The number of shares of the registrant's Common Stock outstanding at March 13, 1998 was 25,756,010.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Specifically identified portions of the 1998 Annual Report to Stockholders are incorporated by reference in Part II.

     Specifically identified portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on May 26, 1998 are incorporated by reference in Part III.

================================================================================

                                 LHS GROUP INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS
                               -----------------

ITEM                                                        PAGE
NUMBER                                                     NUMBER
------                                                     ------

                             PART I
1.     BUSINESS                                               1

2.     PROPERTIES                                            10

3.     LEGAL PROCEEDINGS                                     10

4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
        HOLDERS                                              10

4(A)   EXECUTIVE OFFICERS OF THE REGISTRANT                  10

                            PART II

5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS                          11

6.     SELECTED FINANCIAL DATA                               11

7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS        11

7(A)   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK                                          18

8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           18

9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE              18

                             PART III

10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT    19

11.    EXECUTIVE COMPENSATION                                19

12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        AND MANAGEMENT                                       19

13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS        19

                             PART IV

14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS
        ON FORM 8-K                                          20

SIGNATURES                                                   22

                                     PART I

     SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the matters discussed in this document, in the 1997 LHS Group Inc. Annual Report and in documents incorporated by reference herein may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of LHS Group Inc. ("LHS" or the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed in "Factors Affecting Future Performance" in Item 7 hereof. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

ITEM 1.  BUSINESS.

INTRODUCTION

     LHS provides client/server-based billing and customer care solutions to providers of wireless and wireline telecommunications services ("carriers") in the Americas, Europe and Asia. The Company's products enable carriers to compete more effectively in a rapidly growing telecommunications market. The Company's Business Support and Control System ("BSCS") software is a scaleable, modular billing and customer care solution that can be implemented quickly and can support innovative marketing and pricing of telecommunications services. BSCS has been licensed to approximately 100 carriers in over 50 countries and supports approximately 11.5 million subscribers.

     The Company completed its initial public offering of Common Stock on May 21, 1997, raising $70.6 million in net proceeds.

INDUSTRY BACKGROUND

     TELECOMMUNICATIONS INDUSTRY

     For most of this century, telecommunications carriers around the world provided wireline services in heavily regulated environments. Often characterized by monopoly dominance, the telecommunications industry offered basic telephony services and underwent little change. More recently, however, the deregulation of the telecommunications industry coupled with the development and widespread adoption of new wireless communications services, such as paging and analog and digital cellular telephony, has resulted in significant growth in the number of new carriers and in the overall size of the telecommunications services market. As existing carriers attempt to maintain market share in their traditional markets while simultaneously entering new markets, and as new entrants seek to capture market share in wireline and wireless markets, telecommunications markets worldwide have become increasingly competitive and dynamic.

     Governments around the world are relaxing regulatory constraints on the telecommunications industry. Within the United States, deregulation commenced in the long distance market with the breakup of AT&T in 1984 and the subsequent entry of additional long distance carriers. In 1994, the U.S. government similarly allowed new competitors to enter the cellular industry, which developed in the 1980's and was initially structured as a duopoly in each service area, by auctioning significant radio spectrum for digital cellular, PCS and other services to new carriers. More recently, the

Telecommunications Act of 1996 has increased competition across U.S. markets by allowing new and existing local and long distance wireline, wireless and cable TV companies to provide competing services. As a result of these trends, the number of wireless and wireline carriers in the U.S. market has increased and is expected to continue to increase.

     Outside the United States, deregulation and privatization are also resulting in the emergence of new carriers, increased competition and the broader availability of telecommunications services. The general trend toward deregulation and the adoption in 1996 of less stringent uniform regulatory schemes within wireline markets of the European Community, along with continued growth in European wireless markets, are expected to increase the number and types of services offered and to intensify competition within wireless and wireline markets across Europe. In Asia, increased competition is expected in both wireless and wireline markets as many nations deregulate and privatize their national telecommunications carriers and allow new carriers to offer services to meet the demands of a rapidly growing population. Further accelerating these trends in the telecommunications industry, more than 60 member nations of the World Trade Organization reached an agreement in February 1997 to substantially deregulate the majority of the world's telecommunications markets beginning in 1998. These trends are expected to result in established and emerging carriers introducing service offerings in telecommunications markets worldwide, thus increasing overall competition.

     In conjunction with deregulation, advances in telecommunications technology have significantly stimulated the growth in the number of carriers as well as in the types of services offered. In the wireless sector, the trend in technology has been to migrate from analog to digital, with digital technologies promising carriers and consumers lower infrastructure costs, greater privacy, fraud protection and new, enhanced features. Most established carriers using older analog cellular standards such as AMPS (Americas and Asia), NMT (Europe and Asia) and TACS (Europe) are expanding their networks to include digital standards. Although the GSM digital standard and its derivatives have gained widespread acceptance, particularly among carriers in Europe and Asia, other digital cellular and PCS standards such as TDMA (U.S.) and CDMA (U.S., Canada and Asia) are being deployed rapidly. These rapid changes in telecommunications technology have created significant market opportunities for new and existing carriers, resulting in greater competition and a wider range of service offerings for consumers.

     As competition intensifies, telecommunications carriers increasingly differentiate their service offerings, not only on the basis of pricing and reliability, but also by offering value added features, bundling multiple services and marketing innovative, targeted rate and service plans. Carriers are utilizing technology advancements to compete by offering service features in addition to basic telephony, including voice mail, call forwarding, caller identification, fax and data transmission. As carriers established in one market attempt to enter other formerly distinct markets in wireline, wireless, satellite and Internet services, many are bundling multiple services in order to successfully retain existing customers and to attract new customers. Increasingly, carriers are relying on innovative marketing of rate and service plans to successfully segment and attract potential customers.

     To compete effectively, carriers require business systems which enable innovative and flexible marketing and support multiple service offerings. These systems, which provide billing and customer handling, or "customer care," have become critical to the business success of carriers. Billing systems are no longer a back-office operation focused simply on billing and invoicing.
Carriers today demand that billing and customer care systems provide innovative and flexible marketing of services, robust customer management capabilities, subscriber data and feedback and service plan flexibility in addition to the rating, invoicing and collection features provided by yesterday's billing systems. Increasingly, billing and customer care systems are deployed by carriers as a strategic business weapon.

     BILLING AND CUSTOMER CARE SYSTEMS

     Billing systems for telecommunications services were first developed to meet the needs of large monopoly carriers, and offered a simple, single-service billing function, including rate tariffing and invoicing. These systems lacked advanced customer care functionality, which typically provides the initial establishment of customer accounts, assignment of phone numbers, issuance and reporting of calling card usage, maintenance of customer history, directory listings, and generation and management of marketing feedback. While sufficient for the regulated environment in which carriers then operated, these early billing systems typically were mainframe-based, were built around proprietary, closed hardware and software platforms, and were inflexible and costly to maintain.

     The rapid advance of telecommunications technology, the deregulation of markets around the globe and the increasing importance of reducing time-to-market have motivated carriers to install, maintain and update advanced billing and customer care systems. These systems are essential for both existing and emerging carriers to compete effectively as they seek to introduce new services, enter new markets and offer a high level of customer service. In some cases, carriers may choose to outsource the fulfillment of these billing and customer care activities to service bureaus for financial or other business reasons. Regardless of whether carriers rely on a purchased solution operated internally or on an outsourced solution from a service bureau provider, a strong market opportunity exists for a billing and customer care solution which provides the following benefits:

     FLEXIBILITY. Carriers need billing and customer care solutions which enable innovative, sophisticated and dynamic marketing and pricing of telecommunications services.

     RAPID TIME-TO-MARKET. Carriers entering new markets for telecommunications services place a significant premium on rapid launch of services and, accordingly, require billing and customer care solutions which can be implemented quickly.

     PROVEN TRACK RECORD. With little margin for error in a very competitive environment, carriers are seeking billing and customer care solutions with a proven track record to minimize deployment risk during the critical launch of new services.

     SCALEABILITY. Carriers are seeking solutions that will scale with subscriber growth to avoid service billing and collection disruption and to minimize recurring staff training and billing and customer care system investments.

     MULTIPLE SERVICE SUPPORT. As established carriers enter new markets, billing and customer care solutions must support multiple telecommunications services and standards. A common billing and customer care solution supporting wireline, wireless, Internet and satellite offerings will enable innovative marketing of multiple services with centralized customer billing.

     INTERNATIONAL SUPPORT. As carriers are entering new geographic markets, billing and customer care solutions must increasingly support multiple languages and currencies while providing consistent functionality across diverse market environments.

THE LHS SOLUTION

     The Company believes that it currently meets, and will continue to meet, the needs of a wide variety of carriers with its BSCS software product and the broad range of comprehensive customization, installation and maintenance services offered by the Company. BSCS offers the following features and benefits:

        . FLEXIBLE SOLUTION. The BSCS system can be tailored to each carrier's particular needs in order to keep pace with a highly competitive, dynamic market for telecommunications services. BSCS enables carriers to dynamically update rate and pricing plans tailored to time of day, day of week, previous usage levels, call destinations, credit characteristics and numerous other marketing parameters.

        . OPEN, CLIENT/SERVER BASED ARCHITECTURE. BSCS supports multiple hardware platforms and operating systems, enabling carriers to benefit from continued advances in technology. As a packaged application customized to meet the needs of each particular carrier, BSCS offers carriers rapid installation relative to complete custom solutions and is more flexible than in-house legacy mainframe solutions. BSCS's client/server architecture enables efficient integration with best-of-breed financial, human resources, operational and other software applications and provides scaleability as a carrier's subscriber base grows.

        . MODULAR CONFIGURATION. The BSCS architecture offers carriers efficient, rapid customization and cost effective implementation. The Company's modular architecture provides carriers with the flexibility to modify or add BSCS functions with little or no impact to unmodified portions of the product, allowing carriers to easily tailor BSCS to meet their unique system requirements.

        . MULTIPLE SERVICES AND NETWORK TECHNOLOGY SUPPORT. BSCS is architected to support multiple telecommunications technology standards with minimal modification to the software's core billing and customer care functionality. The Company's products support all wireline and wireless technologies. The Company's BSCS products currently support the GSM, CDMA, TDMA and AMPS wireless standards as well as satellite, wireline, Internet and additional paging standards.

        . COMPREHENSIVE INTERNATIONAL SOLUTION. BSCS is a global solution that supports multiple currencies and requirements of different geographic markets. The product currently supports billing and customer care in the English, French, German, Italian, Spanish, Indian, Russian, Polish, Czech, Chinese, Japanese, Korean and Portuguese languages.

        . COMPLETE CUSTOMER SERVICES. In addition to the BSCS software, the
          Company provides carriers with a complete customer solution, including initial customization and installation and ongoing maintenance, upgrades and customer support. LHS offers carriers the choice of initial installation directly from the Company or through leading systems integrators. Ongoing maintenance and customer support is offered at varying levels of service and priced to meet the needs of the carrier.

THE LHS STRATEGY

     To maintain its position among providers of client/server-based billing and customer care solutions for the global telecommunications industry, the Company's strategies include:

        . LEVERAGE WIRELESS POSITION TO PENETRATE OTHER MARKETS. LHS currently has a significant installed base of wireless customers utilizing the BSCS billing and customer care system and, as a result, the Company intends to compete for new wireless installations worldwide. The Company believes there is a significant market opportunity to become a leading provider of client/server-based billing and customer care solutions for the growing number of carriers which offer multiple telecommunications services. In 1997, LHS modified its BSCS product to support not only carriers that compete in GSM wireless markets, but also other digital wireless, analog wireless, wireline, satellite, paging and Internet service markets. To reach this goal, the Company recently introduced BSCS Version 5.0 initially focusing on wireline opportunities in Europe to take advantage of the Company's strong reputation and resources in that region and the impending deregulation of European wireline markets.

        . MAINTAIN A LEADING BILLING AND CUSTOMER CARE SOLUTION. The BSCS product is currently deployed on a client/server technology platform, providing significant billing and customer care functionality. The Company will continue to improve product functionality by offering prepayment, discounting, promotional and other marketing capabilities. To ensure that its products keep pace with information technology advances, the Company will develop support for Windows NT server software and will continue to adopt leading database and client technologies.

        . EXPAND GLOBALLY. Through its regional offices, LHS intends to expand its marketing focus to be well-positioned for global growth in demand for billing and customer care solutions. The Company will continue to deploy software development, sales, service and management resources to its regional offices in Frankfurt, Germany; Atlanta, United States; and Kuala Lumpur, Malaysia and will continue to customize its products to support additional languages and currencies.

        . DEVELOP AND MAINTAIN CUSTOMER RELATIONS. The Company believes that the development of long-term customer relations will result in continuing business, a strong reputation for LHS within the telecommunications industry and direction for future product development. LHS will hold management, consulting and sales staff accountable for the quality of relations with specific customers, each of which will be assigned a dedicated contact person within the Company.

        . LEVERAGE THIRD-PARTY RELATIONSHIPS. The Company seeks to maintain its relationships with leading systems integrators such as Andersen Consulting, Cap Gemini and Logica as well as with leading vendors of telecommunications equipment. Many of these systems integrators and equipment vendors operate on a global basis across wireless, wireline and other communications technology lines, and the Company expects these relationships to facilitate the Company's penetration of non-wireless and non-European markets.

BSCS ARCHITECTURE

     The Company's BSCS product is a client/server application that supports industry standard technologies. The product currently supports the UNIX operating system and Oracle relational database software as well as hardware from Hewlett-Packard, IBM, Sun and DEC on the server side, and supports Microsoft Windows and Windows NT operating systems and standard PC hardware on the client side. BSCS leverages leading commercial database technology to provide support for symmetric multiprocessing and large database capability. Client applications are written in Centura and Visual C++ languages, while server applications are developed in C, C++ and PL/SQL. BSCS supports TCP/IP, X.25, HTTP and other standard network communications protocols.

     The Company's development group maintains close contact with operators, service providers, standards committees, integrators and technology suppliers to keep abreast of industry and technology changes. LHS's Web Service Center employees a multi-tier architecture in supporting distributed applications deployed via the Internet. LHS is continuing its advanced technology by employing component object technology within the BSCS product set. BSCS is currently implemented in a two-tier architecture for optimal performance, scaleability and functionality.

PRODUCTS

     The Company derives a significant portion of its revenues from licensing its BSCS software to telecommunications carriers. The BSCS software is structured in a kernel/non-kernel hierarchy: the kernel comprises the set of core software modules common to all BSCS configurations, while nonkernel modules primarily provide interface functions. Kernel and non-kernel modules can be customized to meet individual carrier requirements. Kernel and non-kernel software modules are organized as follows:

     CUSTOMER CARE ADMINISTRATION - This module enables carrier customer service representatives to establish and maintain subscriber contact by creating and maintaining account information that tracks initial service requests through service activation and service termination. This module also supports registration of the customer data, maintenance of subscriber service and feature profiles, provisioning, sales of services and equipment, administration of contracts, initiation of on-demand bills, complaint tracking, adjustment processing and bill and payment inquiries. The Company's BSCS products provide a customer service feature that enables carrier service representatives to quickly make a variety of changes to a customer's account with a few simple keyboard strokes. These include adding discount or promotion plans, credit or debit adjustments to multiple accounts at once based on specific selection criteria such as rate plans, service, and customer groups.

     NETWORK RESOURCE ADMINISTRATION - After a carrier customer service representative has initiated a subscriber's account, this module is utilized to assign subscribers a telephone number. This module also maintains the inventory of network resources applicable to the services supported by the system, including telephone numbers and network devices. Facilities are provided to monitor the level of network resource inventory and to distribute the resources to sales channels.

     CARRIER ADMINISTRATION - In order to assign a long distance carrier, the customer service representative utilizes this Carrier Administration module. In addition, this module provides roaming agreement maintenance, generates roaming bills, enables reconciliation of incoming roaming calls and supports long distance interconnect traffic settlement.

     SERVICES AND TARIFFS ADMINISTRATION - This module allows a carrier to develop innovative marketing and billing plans through use of tariff tables for multiple services which can reflect usage-sensitive or flat rate charging. This module enables service-specific usage, one-time and recurring charges, volume and free usage discounting, rate plan queries, processed calls monitoring, tailored tariffing, roaming charges and competitor tariff analysis.

     EVENT PROCESSING - This module allows carriers to rate calls as subscriber call records are received. Validation and pricing of call detail records are performed in this module, which also provides on-line monitoring of credit limits and customer rate plan optimization. The module has been designed to provide near real-time rating over an entire subscriber base.

     BILL PROCESSING - In order for carriers to process bills, this module calculates all bill charges and creates the services invoice on a periodic basis. Key functions include tax calculation, discounting, late fee calculations, invoice scheduling, general ledger postings and revenue reporting. The module supports multiple currencies and multiple languages. The Company's BSCS products provide a revenue assurance feature that permits the carrier to track the processing of all data applicable to a bill to assure charges are billed correctly.

     FINANCIAL ADMINISTRATION - This module reconciles billing with a carrier's financial records and statements in addition to handling payments from customers. Payment processing, accounts receivable and general ledger posting activities are enabled by this module. Payments may be made via cash, credit card transaction, direct debit transaction or lock-box bank transfer. The module also supports advance payments, deposits, bad debt write-offs, adjustments, corrections and account query. Delinquent accounts can be automatically identified to be "hotlined" suspended, deactivated, or written-off. A sales administration function maintains sales force data and enables sales tracking for commission processing.

     A number of customizable non-kernel interface modules are included within BSCS to enable close integration with a carrier's network and business infrastructure. These non-kernel modules are organized as follows: Call Record Input, which receives, edits, authenticates and formats call detail records into a standard event record that may be used in downstream BSCS functions such as event and bill processing; Activation, which activates, deactivates and modifies a subscriber's equipment and services at the switch; Authentication, which provides an interface to a central repository of subscriber authentication keys. used in a validation algorithm to determine whether a subscriber should have network access; Payment Processing, which encompasses the acceptance, validation, and automated entry of payments and Bill Formatting, which provides carriers with the flexibility to define their own bill format, printing and delivery mechanism.

SERVICES

     The Company derives significant revenues from project consulting undertaken to customize BSCS for particular carriers. LHS offers carriers the choice of initial installation directly from the Company or through leading systems integrators, including Andersen Consulting, Cap Gemini Sogeti S.A., Danet GmbH, Digital Equipment Corporation, Electronic Data Systems Corporation, Hewlett-Packard Company, IBM Corp. and Logica plc. The first phase of a project typically consists of an analysis to identify and specify BSCS system tailoring requirements and to define the overall project and budget. The second phase involves customization to modify BSCS non-kernel modules to meet the resulting system specifications for that carrier. The resulting custom BSCS solution is then tested and installed in the carrier's information and telecommunications infrastructure. Project duration, from initial analysis through implementation and acceptance, typically ranges from six to twelve months. As of December 31, 1997, the Company employed 411 projects and services personnel compared to 195 at December 31, 1996.

     After installation, LHS maintains close ongoing contact with the carrier, even on projects developed through a systems integrator, by holding LHS management, consulting and sales personnel accountable for the quality of relations with specific customers, by assigning a consulting and sales contact to each customer, and through control over BSCS upgrades and maintenance. As a result, the Company is often well-positioned to earn substantial revenues from additional customization of the BSCS product after installation and additional revenues from maintenance agreements as a carrier's subscriber base and service offerings continue to grow and change,

     The total value of an initial contract for BSCS software and services typically ranges from $1 million to $5 million, depending on the size of the carrier, the number of subscribers in service with the carrier, the number and type of telecommunications services supported by BSCS, and the scope of customization and installation requirements. Maintenance pricing is based on the level of service desired by the customer and typically varies from 10% to 35% of the license fee per year.

PRODUCT DEVELOPMENT

     The Company directs its product development efforts toward refining and enhancing BSCS. Significant emphasis is placed on the Company's compliance with world-wide development standards and quality benchmarks during product development. Processes used by the Company in product development have ISO 9001 certification.

     Development efforts in the past year have resulted in expanding BSCS to support AMPS, CDMA, SMR (special mobile radio), satellite, Microsoft Commercial Internet Solutions and wireline services. In addition, development delivered a Web Service Center product for deploying customer care targeted for dealers and subscribers via an Internet connection. One management structure has recently been constituted to direct all development activities focusing on world-wide product leadership in the customer care and billing arena. Some of the short-term focus areas are local number portability, dual-node handsets, call analysis and data services. The Company's longer-term objectives include working with OOT (object oriented technology) to expand BSCS into a multi-tier architecture to support distributed computing and open application interfaces. The Company's development staff consisted of 216 employees as of December 31, 1997 and 182 employees as of December 31, 1996 See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance-Unification of American and European/Asian Product Lines" and "-Dependence on New Products; Technological Change."

MARKETING AND SALES

     The Company's marketing efforts are focused on targeting key carriers in each geographical market through advertising in telecommunications industry publications, participation in trade shows, presentations at technical conferences and other initiatives. The Company's sales strategy relies on direct and indirect channels of distribution for its products. Under its direct sales approach, the Company develops relationships with carriers through a consultative, problem-solving sales process and works closely with those parties to define and determine how their needs can be fulfilled by the Company's products. The Company had a sales organization of 41 employees as of December 31, 1997 compared to 32 employees at the end of 1996 and intends to expand its direct sales operations based in Frankfurt, Germany; Atlanta, United States; Zurich, Switzerland; and Kuala Lumpur, Malaysia. Due to the sophisticated nature of the Company's products and services, the duration of a sales cycle can range from as short as thirty days to as long as one year or more. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance-Fluctuations in Quarterly Operating Results."

     Because third parties play an important role in the general deployment of information technology with carriers, the Company has developed a number of indirect sales channels. These indirect channels, through systems integrators and telecommunications equipment vendors, are built on relationships and references developed through cross-selling and problem-solving. LHS markets its products through a number of systems integrators, particularly for systems serving larger carriers. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance-Reliance on Third Party Relationships."

     The Company announced during 1997 the implementation of a service bureau offering whereby LHS would provide billing and customer care services to interested customers in exchange for a transaction based fee rather than requiring the customer to purchase a license to BSCS.

CUSTOMERS

     BSCS has been licensed to approximately 100 carriers in more than 50 countries supporting a total of approximately 11.5 million subscribers. Much of the Company's early growth was accomplished by focusing on GSM-based wireless carriers in Europe. LHS plans to continue its recent expansion beyond the European wireless market and to serve wireless and wireline carriers around the world.

     The Company had only one customer that accounted for more than 10% of its total revenue in 1997. o.tel.o communications GmbH ("o.tel.o") represented approximately 12% of total revenue in 1997. o.tel.o purchased BSCS 5.0/5.1 to support their wireline business. The revenue recognized from o.tel.o represents license fees, implementation and customization services.

COMPETITION

     The market for telecommunications billing and customer care systems is highly competitive, and the Company expects this competition to increase. The Company competes with independent providers of billing systems and services, such as Alltel Information Systems, Inc. ("Alltel"), AMDOCS, Inc. ("AMDOCS"), Kenan Systems Corporation ("Kenan") and Cincinnati Bell Information Systems, Inc. ("CBIS") in the Americas and Kingston-SCL and SEMA Group internationally, with systems integrators and with internal billing departments of larger telecommunications carriers. The Company anticipates continued growth and competition in the telecommunications industry and the entrance of new competitors into the billing and customer care systems market in the future.

     The principal competitive factors in the Company's market include responsiveness to carrier needs, timeliness of implementation, quality and reliability of products, price, project management capability and technical expertise. The Company believes that its ability to compete depends in part on a number of competitive factors, including the development by others of software that is competitive with the Company's products and services, the price at which others offer competitive software and services, the extent of competitors' responsiveness to customer needs and the ability of the Company's competitors to hire, retain and motivate key personnel. The Company competes with a number of companies that have longer operating histories, larger customer bases, substantially greater financial, technical, sales, marketing and other resources, and greater name recognition than the Company. Current and potential competitors have established, and may establish in the future, cooperative relationships among themselves or with third parties to increase their ability to address the needs of the Company's prospective customers. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. As a result, the Company's competitors may be able to adapt more quickly than the Company to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products. There can be no assurance that the Company will be able to compete successfully with existing or new competitors. Failure by the Company to adapt to emerging market demands and to compete successfully with existing and new competitors could have a material adverse effect on the Company's business, results of operations and financial condition.

     In addition, as the Company expands, it will market its products and services to carriers in markets not currently served by the Company. Upon its entrance into these markets, the Company may encounter new competitors, many of which have significantly greater financial, technical, personnel and marketing resources than the Company. There can be no assurance that the Company will be able to properly identify and address the demands for these new markets or that the Company can continue to be competitive in its current markets Failure by the Company to maintain its competitiveness in current or new markets could have a material adverse effect on the Company's business, results of operations and financial condition. See "Part II, Item 7, Factors Affecting Future Performance-Highly Competitive Market; Competition."

PROPRIETARY RIGHTS AND LICENSES

     LHS does not currently hold any patents and relies upon a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third party non-disclosure agreements and other methods to establish and maintain its proprietary rights to its products. The Company believes that because of the rapid pace of technological change in the communication and software industries, the legal protections for its products are less significant factors in the Company's success than the knowledge, ability and experience of the Company's employees and the timeliness and quality of support services provided by LHS.

     LHS generally enters into confidentiality agreements with its employees, consultants, and current and potential clients and limits access to, and distribution of, its proprietary information. Use of the Company's software products is usually restricted to specified locations and is subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software products. The Company also seeks to protect the source code of its software as a trade secret and as a copyrighted work. See "Part II, Item 7, Affecting Future Performance-Risks Associated with Intellectual Property."

EMPLOYEES

     As of December 31, 1997, the Company employed a total of 742 employees. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

ITEM 2.  PROPERTIES

     LHS leases office space in Atlanta, United States; Frankfurt, Germany; Kuala Lumpur, Malaysia; Stockholm, Sweden; Zurich, Switzerland and Hong Kong for customer support and sales operations. The Atlanta and Frankfurt offices are also used for software development, and the Atlanta office is the Company's corporate headquarters. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not party to any legal proceedings that the Company believes will have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1997.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding executive officers of the Company who are not directors of the Company is set forth below.

     Dr. Hansjorg Beha, age 48, has served as Executive Vice President of Technology since joining LHS in December 1997. Dr. Beha has held several senior technology positions in the United States and Europe. During 1995 and 1996, Dr. Beha was the Chairman of the Board of Directors of Ibcom, H.E., a Swiss company which filed for bankruptcy in 1996. He was senior vice president and corporate information officer of the Sandoz Group, a software company, in Switzerland from 1992 to 1995. Before joining Sandoz, he was director and head of information systems of the Daimler Benz Group in Stuttgart from 1989 to 1992. Dr. Beha oversees the Company's worldwide research/product development, testing, custom development, and product management activities.

     Dr. Joachim Hertel, age 45, is one of the founders of the Company and served as Executive Vice President-Technology of the Company from October 1990 to February 28, 1998 when he resigned and became a technology consultant to the Company. Prior to joining the Company, Dr. Hertel worked as an Architect and Designer with IBM from 1985 to 1990 and as an Architect and Designer with SAP, a software provider, from 1982 to 1985.

     Erik Froberg, age 40, has served as Executive Vice President of the Company and President and Chief Executive Officer of LHS Holding Germany GmbH, a subsidiary of the Company, since August 1996. Prior to joining LHS, Mr. Froberg was employed by Cap Gemini Sweden AB, a systems integrator, from 1985 to 1996 and last served as Executive Vice President and Division Manager for Utilities and Telecom.

     Bruce T. Leonard, age 47, has served as Chief Operating Officer of the Company since August 1997 and as President since February 1998. Prior to joining LHS, Mr. Leonard was president of the EDS Personal Communications strategic business unit in Boston from 1992 to 1997 and was chief executive officer and president of China Management Systems, EDS Taiwan, from 1988 to 1992.

Mr. Leonard began his career with the General Motors Truck and Bus Division in 1971 and has also served as head of GM's Commercial Vehicles and Engineering unit in the United Kingdom.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Information relating to the market for the Company's Common Stock and related stockholder matters will be set forth under the caption "Corporate Information -- Common Stock" in the Company's 1998 Annual Report to Stockholders. Such information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Information relating to selected financial data of the Company will be set forth under the caption "Selected Financial Data" in the 1998 Annual Report to Stockholders. Such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information relating to Management's Discussion and Analysis of Financial Condition and Results of Operations shall be set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report to Stockholders, except for the discussion of "Factors Affecting Future Performance" set forth herein.

FACTORS AFFECTING FUTURE PERFORMANCE

     DEPENDENCE ON NEW PRODUCTS; TECHNOLOGICAL CHANGE

     The market for the Company's products is characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing customer needs. The introduction of products embodying new technologies and the emergence of new industry and technology standards can render existing products obsolete and unmarketable in short periods of time.
The Company expects other vendors to continually introduce new products and services, as well as enhancements to their existing products and services, which will compete with the products and services offered by the Company. As a result, the life cycles of the Company's products are difficult to estimate.
The Company believes that its future success will depend in large part on its ability to maintain and enhance its current product and service offerings and to continually develop and introduce new products and services that will keep pace with technological advances and satisfy evolving customer requirements. In addition, the Company plans to introduce billing and customer care solutions for carriers providing services in telecommunications markets different from those the Company has traditionally supported. There can be no assurance that the Company will be successful in developing and marketing these new products and services or that its current or new products and services will adequately meet the demands of its current or new markets. Because it is generally not possible to predict the time required and costs involved in reaching certain research, development and engineering objectives, actual development costs could exceed budgeted amounts and estimated product development schedules could require extensions. Further, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products and services. If the Company is unable to develop and introduce new products and services in a timely manner, or if a new release of a product does not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

     MANAGEMENT OF GROWTH

     The Company has expanded its operations rapidly over the past two years, placing significant demands on its administrative, operational and financial personnel and systems. Additional expansion by the Company may further strain its management, operational, financial, reporting and other systems and resources. There can be no assurance that the Company's systems, resources, procedures, controls and existing space will be adequate to support such expansion of the Company's operations. The Company's future operating results will substantially depend on the ability of its officers and key employees to manage changing business conditions and to implement and improve its management, operational, financial control and other reporting systems. In addition, the Company's future operating results are dependent on its ability to attract, train and retain qualified consulting, technical, sales, financial, marketing and management personnel. Failure to hire, train or retain qualified personnel necessary to keep pace with the Company's development of products and services could have a material adverse effect on the Company's business, results of operations and financial condition. Continued expansion will require the Company's management to: enhance management information and reporting systems; standardize BSCS installation methodologies; further develop its infrastructure; jointly develop and coordinate strategies, functions and product development among its Americas, European and Asian operations and continue to maintain customer satisfaction. If the Company is unable to respond to and manage changing business conditions, the quality of the Company's products and services, its ability to retain key personnel and its business, results of operations and financial condition could be materially adversely affected.

     DEVELOPING TELECOMMUNICATIONS MARKET AND NEW CARRIERS

     The Company provides customized billing and customer care solutions to telecommunications carriers in the wireline and wireless markets. Although these markets have experienced significant growth and have been characterized by increased deregulation and competition in recent years, there can be no assurance that such trends will continue at similar rates or that the Company will be able to effectively market and sell its products and services in such markets. In addition, many of the new entrants in the telecommunications market are companies that lack significant financial and other resources. To cultivate relationships with such new market entrants, the Company may be required to offer alternative pricing arrangements, which may provide for deferred payments. However, there can be no assurance that the Company will be able to develop such relationships or that new carriers that become customers of the Company will gain market acceptance for their telecommunications services. If the Company permits customers that may not have adequate financial resources to pay the Company for its services on a deferred basis, the Company may ultimately be unable to collect payments for such services. Because the Company has been dependent historically on a limited number of long-term customer relationships, the failure of the Company to develop relationships with, make sales to, or collect payments from, new telecommunications carriers and failure of the Company's customers to compete effectively in the telecommunications market could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the telecommunications market is experiencing some consolidations and formations of alliances among established carriers. A consolidation or alliance affecting one of the Company's customers may result in such customer shifting to another billing system, which may have a material adverse effect on the Company's business, results of operations and financial condition.

     RELIANCE ON SIGNIFICANT NEW CUSTOMERS

     Historically, the Company has relied on a limited number of customers for a substantial portion of its revenues. o.tel.o accounted for 12% of the Company's total revenues in 1997. In addition, the Company had two customers that accounted for 12% and 10% of the Company's total revenues in 1996. The Company does not believe that any of the foregoing customers, which were significant in previous years, will account for more than 10% of the Company's total revenues in any future year. The Company has historically depended on, and expects to continue to depend on, large contracts from significant customers, which can cause its revenues and earnings to fluctuate between quarters based on the timing of orders and installation of the Company's BSCS product by these customers. Although the Company believes that it has good relationships with its established customers and has in the past received revenues from repeat business with established customers, these customers generally have acquired fully-paid licenses for their installed systems and none of the Company's major customers has any obligation to purchase additional products or services. The Company expects that its current customers will not enter into further agreements with the Company which will account for 10% or more of the Company's total revenues in any future year. Consequently, failure by the Company to develop relationships with significant new customers would have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, the acquisition by a third party of one of the Company's major customers could result in the loss of that customer, which could have a material adverse effect on the Company's business, results of operations and financial condition.

     INITIAL MARKET ENTRY RISKS; CUSTOMER EXPECTATIONS

     The Company intends to pursue an aggressive expansion strategy for its product and service offerings to carriers in new geographic markets and to carriers providing telecommunications services in markets different from those the Company has traditionally supported. This strategy has certain inherent risks which the Company believes are unique to the industry in which the Company competes and which arise from, among other things, the characteristics of the Company's targeted customer base in these markets. When the Company enters a new market and begins to develop a relationship with a new customer, the Company's initial performance and initial market perception are critical to the Company's future prospects in that new market. Although the Company believes that its strategy for new market entry and its preparations for such entry will enable it to perform to the satisfaction of customers in a new market, there can be no assurance that a new customer will be satisfied with the Company's products or services or that the Company will be able to successfully establish itself in any such new market.

     RELIANCE ON THIRD-PARTY RELATIONSHIPS

     The Company currently relies on a number of consulting and systems integration firms to enhance its marketing, sales and customer support efforts, particularly with respect to installation and support of its product, lead generation and assistance in the sales process. An integral factor in the Company's growth strategy is the continuing development of relationships with such firms and the Company's ability to successfully leverage such relationships through joint marketing and sales efforts in order to generate new business opportunities. There can be no assurance that the Company will be able to continue to successfully leverage these relationships in the future. The failure by the Company to maintain joint marketing and sales efforts with consulting and systems integration firms in the future would have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company currently derives revenues from projects in which it serves as subcontractor to a consulting or systems integration firm that products a variety of information technology products and services to end-user customers. In such instances, the Company is highly dependent upon such firms for product installation and BSCS end-user training. Although the Company seeks to maintain close relationships with consulting and systems integration firms, many such firms have similar, and often more established, relationships with the Company's principal competitors. The Company has no exclusive agreements with any of these firms, and there can be no assurance that such firms, many of which have significantly greater financial, technical, personnel and marketing resources than the Company, will not discontinue or reduce their relationships with the Company, develop their own products and services in competition with the Company, or develop relationships with companies that offer products that compete with the Company's solutions. If the Company is unable to develop and maintain effective, long-term relationships with these firms or if these firms fail to meet the needs of the Company's customers, the Company's business will be adversely affected. In addition, the failure of the consulting or systems integration firm or another subcontractor to perform to the satisfaction of the customer may adversely affect the Company's relationship with the customer and could adversely affect the perception of the Company in the market.

     The Company had historically entered into contracts with a limited number of third parties that provided such third parties with the Company's kernel source code and the right to market and sell independently modified versions of the Company's products. As a result, certain carriers in the United States experienced difficulties with the Company's software due primarily to the inability of these third parties to properly install the Company's software and adapt it for use by such carriers. In those instances, the reputation and credibility of the Company and its products were damaged and the Company may have lost the confidence of the affected carriers. The Company has since terminated all third-party rights that allowed access to the Company's kernel source code and permitted the subsequent modification and resale of that source code. However, there can be no assurance that there will be no further damage to the Company's reputation and credibility in the United States. Any further damage could have a material adverse effect on the Company's business, results of operations and financial condition.

     HIGHLY COMPETITIVE MARKET; COMPETITION

     The market for telecommunications billing and customer care systems is highly competitive, and the Company expects this competition to increase. The Company competes with independent providers of billing systems and services, such as Alltel, AMDOCS, Kenan, CBIS in the Americas and Kingston-SCL and SEMA Group internationally, with systems integrators and with internal billing departments of larger telecommunications carriers. The Company anticipates continued growth and competition in the telecommunications industry and the entrance of new competitors into the billing and customer care systems market in the future.

     The Company believes that its ability to compete depends in part on a number of competitive factors, including the development by others of software that is competitive with the Company's products and services, the price at which others offer competitive software and services, the extent of competitors' responsiveness to customer needs and the ability of the Company's competitors to hire, retain and motivate key personnel. The Company competes with a number of companies that have longer operating histories, larger customer bases, substantially greater financial, technical, sales, marketing and other resources, and greater name recognition than the Company. Current and potential competitors have established, and may establish in the future, cooperative relationships among themselves or with third parties to increase their ability to address the needs of the Company's prospective customers. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. As a result, the Company's competitors may be able to adapt more quickly than the Company to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products. There can be no assurance that the Company will be able to compete successfully with existing or new competitors. Failure by the Company to adapt to emerging market demands and to compete successfully with existing and new competitors would have a material adverse effect on the Company's business, results of operations and financial condition.

     In addition, as the Company expands, it will market its products and services to carriers in markets not currently served by the Company. Upon its entrance into these markets, the Company may encounter new competitors, many of which have significantly greater financial, technical, personnel and marketing resources than the Company. There can be no assurance that the Company will be able to properly identify and address the demands for these new markets or that the Company can continue to be competitive in its current markets. Failure by the Company to maintain its competitiveness in current or new markets would have a material adverse effect on the Company's business, results of operations and financial condition.

     DEPENDENCE ON KEY PERSONNEL

     The Company's future success depends in large part on the continued service of its key management, sales, product development and operational personnel, including Hartmut Lademacher, Chairman of the Board and Chief Executive Officer, and on the Company's ability to continue to attract, motivate and retain highly qualified employees, including technical, managerial and sales and marketing personnel. Additionally, the Company expects to continue to expand the number of employees engaged in sales, marketing and product development. However, competition in the recruitment of highly qualified personnel in the software and telecommunications services industry is intense. The inability to hire and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect upon the Company's current business, new product development efforts and future business prospects. If such personnel do not remain active in the Company's business, the Company's operations could be materially adversely affected. The Company does not currently maintain key person insurance coverage for any of its employees.

     INTERNATIONAL RISKS

     The Company began its operations in Germany in 1990 and continues to conduct a substantial portion of its business outside of the Americas. In 1996 and 1997, the Company's sales outside the Americas represented 68% and 58% of the Company's total revenues, respectively. Although the Company intends to continue to expand its operations within the Americas, European and Asian operations are expected to continue to account for a majority of its revenues for the foreseeable future. The Company's business outside the United States may be subject to unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, availability of trained personnel to install and implement the Company's systems, political instability, potentially adverse tax obligations, restrictions on the repatriation of earnings and the burdens of complying with a wide variety of foreign laws and regulations. In addition, the laws of some foreign countries do not protect the Company's intellectual property rights to as great an extent as do the laws of the United States. There can be no assurance that such factors will not have a material adverse effect on the Company's revenues outside the Americas or its overall financial performance.

     RISKS ASSOCIATED WITH CUSTOMER DEMAND FOR FINANCING

     Certain of the Company's potential customers may require financing to fund purchases of the Company's products. The Company's ability to increase its sales to start-up telecommunications carriers with limited financial resources in the future will depend significantly upon its ability to obtain orders from, maintain relationships with, provide support to, and arrange financing for these customers. As a result, the inability of any customer to finance its purchases of the Company's products may materially adversely affect the Company's business, operating results and financial condition. Some of the Company's competitors have the capital resources to provide vendor financing. Historically, the Company has not had the capital resources to make arrangements for financing its customers' purchases. There can be no assurance that the Company can successfully implement a vendor financing program.

     POTENTIAL YEAR 2000 PROBLEMS

     It is possible that LHS's currently installed computer systems, software products or other business systems, or those of LHS's suppliers or customers, will not always accept input of, store, manipulate and output dates in the years 1999, 2000 or thereafter without error or interruption. LHS has conducted a review of its business systems, including its computer systems, to attempt to identify ways in which its systems could be affected by problems in correctly processing date information. In addition, LHS is querying its customers and suppliers as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the year 2000 approaches and is reached. However, there can be no assurance that LHS will identify all date-handling problems in its business systems or those of its customers and suppliers in advance of their occurrence or that LHS will be able to successfully remedy problems that are discovered. The expenses of LHS's efforts to identify and address such problems, or the expenses or liabilities to which LHS may become subject as a result of such problems, could have a material adverse effect on LHS's results of operations and financial condition.

     CURRENCY FLUCTUATIONS

     A significant portion of the Company's revenues are denominated in the German Deutsche Mark and, to a lesser extent, the Swiss Franc and the Malaysian Ringgit. Fluctuations in exchange rates between the U.S. Dollar and the German Deutsche Mark may have a material adverse effect on the Company's business, results of operations and financial condition, particularly its operating margins, and could also result in exchange losses. Foreign currency transaction gains and losses are a result of the Company transacting business in certain foreign locations in currencies other than the functional currency of the location. The Company attempts to balance revenues and expenses in each currency to minimize net foreign currency risk. To the extent that the Company is unable to balance revenues and expenses in each currency, fluctuations in the value of the currencies in which the Company conducts its business relative to the functional currency have caused and will continue to cause currency transaction gains and losses. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted. To date, the Company has not sought to hedge the risks associated with fluctuations in exchange rates but may undertake such transactions in the future. There can be no assurance that any hedging techniques implemented by the Company in the future would be successful or that the Company's business, results of operations and financial condition will not be materially adversely affected by exchange rate fluctuations.

     RISKS ASSOCIATED WITH INTELLECTUAL PROPERTY

     The Company regards its software products as proprietary and relies primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. These laws and contractual provisions provide only limited protection of the Company's proprietary rights. The Company has no patents or patent applications pending and has no registered trademarks or copyrights. Despite the Company's efforts to protect its proprietary rights, it may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization or to develop similar technology independently. Furthermore, the laws of certain countries in which the Company sells its products do not protect the Company's software and intellectual property rights to the same extent as do the laws of the United States. If unauthorized copying or misuse of the Company's products were to occur to any substantial degree, the Company's business, results of operations and financial condition could be materially adversely affected. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

     Although the Company has not received any notices from third parties alleging infringement claims, there can be no assurance that third parties will not claim that the Company's current or future products infringe the proprietary rights of others. The Company expects that software developers will increasingly be subject to such claims as the number of products and competitors providing products and services to the telecommunications industry grows. Any such claim, with or without merit, could result in costly litigation, require significant management resources, cause product shipment delays, require the Company to enter into royalty or licensing agreements or cause the Company to discontinue the use of the challenged trades name, service mark or technology, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all.

     PRODUCT LIABILITY

     The software developed and utilized by the Company in providing its products and services may contain undetected errors. Although the Company engages in extensive testing of its software prior to introducing the software onto a customer's network, there can be no assurance that errors will not be found in software after the commencement of its use. The Company's license agreements with its customers generally contain provisions designed to limit the Company's exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, the Company's license agreements generally limit the amounts recoverable for damages to the amounts paid by the licensee to the Company for the product or service giving rise to the damages claimed. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may result in the Company being subject to such claims. The Company has product liability insurance which it believes is satisfactory to cover potential product liability claims; however, a successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

     CONCENTRATION OF STOCK OWNERSHIP

     As of March 1, 1997, the Company's executive officers and directors and their affiliates together owned approximately 14,092,781 shares (approximately 54%) of the outstanding Common Stock (as determined in accordance with rules of the Securities and Exchange Commission). Further, the Company's executive officers and directors and their affiliates held options to acquire an additional 1,295,458 shares of Common Stock at exercise prices ranging from $5.30 to $47.50 per share. These additional shares, together with the outstanding shares currently owned, would represent beneficial ownership of approximately 56% of the Common Stock, after giving effect to the exercise of those options. Additionally, substantially all such persons have granted Hartmut Lademacher the right to vote, through as late as December 31, 1999, all shares of Common Stock owned by them. As a result, Mr. Lademacher, voting in any election of directors through December 31, 1999, may be able to elect all directors nominated for election and may be able to determine the outcome of certain corporate actions requiring stockholder approval regardless of how the other stockholders of the Company may vote. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

     ANTI-TAKEOVER CONSIDERATIONS

     The Board of Directors has the authority to issue up to 225,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares, without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no current plans to issue shares of preferred stock. Certain provisions of the Company's Certificate of Incorporation and By-Laws and the Delaware General Corporation Law could delay or make more difficult a merger, tender offer or proxy contest involving the Company. Furthermore, the Company's Board of Directors is divided into three classes with only one class being elected each year, and directors may only be removed by the affirmative vote of 80% or greater of all classes of voting stock, which factors may also have the effect of delaying, deterring or preventing a change of control of the Company. In addition, pursuant to the LHS Group Inc. Stock Incentive Plan, all stock options granted to employees become automatically vested and exercisable upon certain triggering events leading up to a change of control. This vesting and the dilutive effect that the exercise of a large number of options would have on the Company's Common Stock may have the effect of delaying or preventing a change of control of the Company.

     POSSIBLE VOLATILITY OF MARKET PRICE

     There may be significant volatility in the market price of the Common Stock. The stock market has from time to time experienced significant price and volume fluctuations, which have particularly affected the market prices of the stocks of high technology and telecommunications companies and which may be unrelated to the operating performance of such companies. Factors such as actual or anticipated operating results, growth rates, changes in estimates by analysts, market conditions in the industry, announcements by competitors, regulatory actions and general economic conditions will vary from period to period. As a result of these factors, the Company's operating results from time to time may be below the expectations of public market analysts and investors. Any such event would likely have a material adverse effect on the market price of the Common Stock.

     GOVERNMENT REGULATION

     Currently, the Company's business is not subject to direct government regulation; however, the Company's existing and potential customers are subject to extensive regulation in many jurisdictions. Regulatory changes which affect the Company's existing and potential customers could have a material adverse effect on the business, results of operations and financial condition of the Company.

SHARES ELIGIBLE FOR FUTURE SALE; REGISTRATION RIGHTS

     Future sales of Common Stock could adversely affect the market price of the Common Stock. Several of the Company's principal stockholders hold a significant portion of the outstanding Common Stock, and a decision by one or more of these stockholders to sell their shares could adversely affect the market price of the Common Stock. Additionally, the Company filed a Registration Statement on Form S-8 on June 11, 1997 to register 4,686,000 shares of Common Stock that are issuable upon the exercise of outstanding stock options or that are available for issuance pursuant to the Company's Stock Incentive Plan.

     Certain stockholders of the Company are entitled to certain demand and piggyback registration rights with respect to the shares which they own. Once registered such shares will be generally eligible for immediate sale in the public market. Public sales of a significant number of such shares could have a material adverse effect on the market price of the Common Stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company are incorporated herein by reference from the 1998 Annual Report to Stockholders:

     Report of Independent Accountants

     Consolidated Balance Sheets as of December 31, 1997 and 1996

     Consolidated Statements of Income for the years ended December 31, 1997, 1996, and 1995

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995

     Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information relating to the directors of the Company will be set forth under the captions "Proposal 1 -- Election of Directors--Information Regarding Nominees and Continuing Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement"). Such information is incorporated herein by reference. Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, information relating to the executive officers of the Company who are not directors of the Company is set forth in Part I. Item 4(a) of this report under the caption "Executive Officers of the Registrant," and information relating to the executive officers of the Company who are also directors of the Company is included in the 1998 Proxy Statement under the caption "Proposal 1 -- Election of Directors--Information Regarding Nominees and Continuing Directors". Such information is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by directors and executive officers of the Company and beneficial owners of more than 10% of the Company's Common Stock will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1998 Proxy Statement. Such information is incorporated herein by reference.
The 1998 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information relating to executive compensation will be set forth under the captions "Proposal 1 -- Election of Directors -- Director Compensation," "Executive Compensation, Report of the Compensation Committee of the Board of Directors; Stock Performance Graph"; and "Compensation Committee Interlocks and Insider Participation" in the 1998 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding ownership of the Company's Common Stock by certain persons will be set forth under the caption "Stock Ownership" in the 1998 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and transactions between the Company and certain non-employee directors of the Company will be set forth under the captions "Proposal 1--Election of Directors--Director Compensation and "--Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the 1998 Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  1. CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of LHS Group Inc., included in the 1998 Annual Report to Stockholders, are incorporated by reference in Part II, Item 8:

     Report of Independent Accountants

     Consolidated Balance Sheets as of December 31, 1997, and 1996

     Consolidated Statements of Income for the years ended December 31, 1997, 1996, and 1995

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995

     Notes to Consolidated Financial Statements

     2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedule of LHS Group Inc. is set forth on page 23 hereof:

               Schedule II --  Valuation and Qualifying Accounts

     All other schedules to the combined financial statements are omitted as they are not required under the related instructions or are inapplicable, or because the required information is included in the consolidated financial statements or related notes thereto.

     3. EXHIBITS

     The following exhibits either (i) are filed herewith or (ii) have previously been filed with the Securities and Exchange Commission and are incorporated herein by reference to such prior filings. Previously filed registration statements or reports which are incorporated herein by reference are so identified. The Company will furnish any exhibit upon request to Dr. Wolf J. Gaede, Six Concourse Parkway, Suite 2700, Atlanta, Georgia 30328. There is a charge of $.50 per page to cover expenses of copying and mailing.

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBITS
-------     -----------------------
  3.1       Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1
            (File No. 333-22195)).

  3.2 By-Laws. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-22195)).

  4.1       Specimen Common Stock Certificate. (Incorporated by reference to
            Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-22195)).

  10.1 Preferred Stock Purchase Agreement dated December 22, 1995 among the Company, General Atlantic Partners 23, L.P. and GAP Coinvestment Partners, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-22195)).

  10.2 Common Stock Purchase Agreement dated July 15, 1996 among the Company, General Atlantic Partners 31, L.P. and GAP Coinvestment Partners, L.P. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-22195)).

  10.3 Registration Rights Agreement dated July 15, 1996 among the Company, General Atlantic Partners 23, L.P., General Atlantic partners 31, L.P., GAP Coinvestment Partners, L.P. and the other stockholders named therein. (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-22195)).

  10.4 Credit line of DM5,000,000 from BHF-Bank to LHS Holding Germany GmbH dated March 19, 1996. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-22195)).

  10.5* Employment Agreement dated as of April 14, 1997, between Hartmut Lademacher and LHS Group Inc. (Incorporated by reference to Exhibit
            10.6 to the Company's Registration Statement on Form S-1 (File No. 333-22195)).

  10.6* Employment Agreement dated as of April 14, 1997, between Dr. Joachim Hertel and LHS Group Inc. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-22195)).

  10.7* Contract for Employment dated May 21, 1996, between Erik Froberg and LHS Holding Germany GmbH. (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-22195)).

  10.8* Employment Agreement dated August 28, 1996, between Jerry W. Braxton and LHS Group Inc. -filed herewith.

  10.9* Employment Agreement dated September 26, 1996, between Dr. Wolf J. Gaede and LHS Group Inc. -filed herewith.

  10.10* Employment Agreement dated January 1, 1998, between Dr. Hansjorg Beha and LHS Group, Inc. -filed herewith.

  10.11* Employment Agreement dated July 22, 1997, between Bruce T. Leonard and LHS Group Inc. - filed herewith.

  10.12* LHS Group Inc.'s 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4(c) to the Company's Registration Statement on Form S-8/File No. 333-28985)

  13.1 Portions of the Company's 1988 Annual Report to Stockholders expressly incorporated by reference herein from the following sections of the Annual Report: Selected Financial Data; Management's Discussion and Analysis of Financial Condition and Results of Operations; Consolidated Financial Statements of LHS Group Inc.
            and Corporate Information --Common Stock.

  21.1 List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1 (File No. 333-22195)).

  23.1      Consent of Ernst & Young LLP.

  27.1      Financial Data Schedule.
--------
* Management contract of compensatory plan.

(b) REPORTS ON FORM 8-K

       No Current Reports on Form 8-K were filed by the Company in the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 20, 1998 by the undersigned, thereunto duly organized.

                              LHS GROUP INC

                              BY:  /s/ Hartmut Lademacher
                                  -----------------------
                                   Hartmut Lademacher
                                   Chairman of the Board of Directors and
                                   Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 20, 1998.

           SIGNATURE                        TITLE
           ---------                        -----

        /s/ Hartmut Lademacher      Chairman of the Board and
        -------------------------   Chief Executive Officer
        Hartmut Lademacher          (Principal Executive Officer)


        /s/ Jerry W. Braxton        Executive Vice President,
        -------------------------   Chief Financial Officer, Treasurer and
        Jerry W. Braxton            Director (Principal Financial and
                                    Accounting Officer)


        /s/ Dr. Wolf J. Gaede       Executive Vice President, General Counsel,
        -------------------------   Secretary and Director
        Dr. Wolf J. Gaede

        /s/ Ulf Bohla               Director
        -------------------------
        Ulf Bohla

        /s/ William E. Ford         Director
        -------------------------
        William E. Ford

        /s/ William O. Grabe        Director
        -------------------------
        William O. Grabe

        /s/ George F. Schmitt       Director
        -------------------------
        George F. Schmitt

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                LHS GROUP INC.

                                (IN THOUSANDS)

COL. A                                         COL. B              COL. C                COL. D      COL. E
--------------------------                  ------------   ----------   ----------     ----------  ----------

                                                                  ADDITIONS
                                                           -----------------------
                                            BALANCE AT     CHARGED TO   CHARGED TO                 BALANCE AT
                                            BEGINNING OF    COSTS AND     OTHER                      END OF
        DESCRIPTION                           PERIOD        EXPENSES     ACCOUNTS      DEDUCTIONS    PERIOD
--------------------------                  ------------   -----------------------     ----------  ----------
Year ended December 31, 1997:
  Allowance for Doubtful Accounts            $  200          $   1,036    $     -        $     -     $ 1,236
  Valuation Allowance for Deferred Taxes         -                  -           -              -          -

Year ended December 31, 1996:
  Allowance for Doubtful Accounts                -                 200          -              -         200
  Valuation Allowance for Deferred Taxes        139                 -           -            (139)(1)     -

Year ended December 31, 1995:
  Allowance for Doubtful Accounts                -                  -           -              -          -
  Valuation Allowance for Deferred Taxes         -                 139          -              -         139

(1) Elimination of valuation reserve due to the realization of the tax benefit of the associated net operating loss