Form 10-Q
period 1998-03-31
LHS GROUP INC
filed 1998-05-13
CIK 1032330

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1998

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
Yes  X  No
     -     -

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practicable date.

              Class                          Outstanding at May 1, 1998
---------------------------------        ------------------------------------
  Common Stock, $0.01 Par Value                  25,828,131 Shares

                         PART I. FINANCIAL INFORMATION
                         -----------------------------


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                 LHS GROUP INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE DATA)

                                                                  Three Months Ended March 31,
                                                                --------------------------------
                                                                (unaudited)         (unaudited)
                                                                   1998                 1997
                                                                   ----                 ----
Revenues
        License                                                    $14,815            $ 7,310
        Service                                                     18,350             13,576
                                                                 ---------           --------
Total                                                               33,165             20,886

Cost of services                                                    12,886              9,544
                                                                 ---------           --------
Gross margin                                                        20,279             11,342

Operating expenses
        Sales and marketing                                          2,481              2,253
        Research and development                                     7,752              4,111
        General and administrative                                   3,529              3,012
                                                                 ---------           --------
                                                                    13,762              9,376

Earnings before interest and taxes                                   6,517              1,966
Interest expense (income), net                                        (920)                23
                                                                 ---------           --------
Earnings before income taxes                                         7,437              1,943

Income taxes                                                         2,974                789
                                                                 ---------           --------

Net earnings                                                       $ 4,463            $ 1,154
                                                                 =========           ========

Net earnings per share
        Basic                                                      $  0.17            $  0.07
                                                                 =========           ========
        Diluted                                                    $  0.17            $  0.06
                                                                 =========           ========

Shares used in per share calculation
        Basic                                                   25,495,715         15,500,000
                                                               ===========         ==========
        Diluted                                                 26,891,178         20,000,000
                                                               ===========         ==========


                                 LHS GROUP INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
           (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE DATA)

                                                             March 31,           December 31,
                                                               1998                 1997
                                                            ------------        -------------
                                                            (unaudited)
ASSETS
Current assets:
        Cash and cash equivalents                             $ 21,643            $ 27,867
        Short-term marketable securities                        52,760              45,907
        Trade accounts receivable, net of allowance for
           doubtful accounts of $1,647 and $1,236               30,985              25,135
        Unbilled receivables                                    15,549              11,910
        Other current assets                                     2,715               2,330
                                                              --------            --------
Total current assets                                           123,652             113,149

Property, plant and equipment                                   15,725              15,274
Allowance for depreciation and amortization                     (6,952)             (6,404)
                                                              --------            --------
                                                                 8,773               8,870

Other non current assets                                        10,116               5,204
                                                              --------            --------
Total Assets                                                  $142,541            $127,223
                                                              ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Accounts payable                                         6,288               6,747
        Accrued expenses and other current liabilities          18,491              14,192
        Income tax payable                                       7,168               5,396
        Deferred income taxes                                    3,055               3,055
        Deferred revenues                                        6,326               4,553
                                                              --------            --------
Total current liabilities                                       41,328              33,943
Long-term obligations                                              706                 731
Stockholders' equity
        Common stock ($.01 par value) 40,000,000 shares
           authorized; 25,780,153 and 25,265,355 shares
           issued and outstanding                                  258                 253
        Additional paid-in-capital                              82,490              79,697
        Retained earnings                                       21,972              17,509
        Accumulated translation adjustments                     (4,213)             (4,910)
                                                              --------            --------
Total stockholders' equity                                     100,507              92,549
                                                              --------            --------
Total Liabilities and Stockholders' Equity                    $142,541            $127,223
                                                              ========            ========



                                LHS GROUP INC.
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)


                                                                   1998              1997
                                                                ----------        ----------
                                                                (unaudited)       (unaudited)
OPERATING ACTIVITIES
Net earnings                                                      $  4,463          $ 1,154
Adjustments to reconcile net earnings to net cash
        provided by operating activities:
                Depreciation and amortization                          548              276
                Changes in operating assets and liabilities         (1,794)           3,147
                                                                  --------          -------
Net cash provided by operating activities                            3,217            4,577

INVESTING ACTIVITIES
Additions of furniture, fixtures and equipment                        (451)            (342)
Purchase of marketable securities                                  (11,556)               -
Other                                                                 (244)            (160)
                                                                  --------          -------
Net cash used in investing activities                              (12,251)            (502)

FINANCING ACTIVITIES
Proceeds from issuance of capital stock                              2,798                -
Payment of amount due to former shareholder                              -           (4,000)
Repayments of bank borrowings                                            -           (1,914)
Other                                                                   12              (35)
                                                                  --------          -------
Net cash provided by (used in) financing activities                  2,810           (5,949)

Increase (decrease) in cash and cash equivalents                    (6,224)          (1,874)
Cash and cash equivalents at beginning of period                    27,867            4,289
                                                                  --------          -------
Cash and cash equivalents at end of period                        $ 21,643          $ 2,415
                                                                  ========          =======

                        NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

          The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - EARNINGS PER SHARE

          Earnings per share was computed by dividing net earnings by the weighted average number of shares of Common Stock outstanding. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

     Diluted earnings per share for the quarter ended March 31, 1998 includes the effect of options to purchase 1,363,768 shares of common stock and 31,696 shares of restricted common stock. Diluted earnings per share for the quarter ended March 31, 1997 includes the weighted average effect of the conversion of Preferred Stock into 4,500,000 shares of Common Stock prior to the IPO.

NOTE 3 - INITIAL PUBLIC OFFERING

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

                                            THREE MONTHS
                                           ENDED MARCH 31,
                                         ------------------
                                           1998      1997
                                         --------  --------
Revenues
 License                                   44.7 %    35.0%
 Service                                   55.3 %    65.0%
                                          -----     -----
Total                                     100.0 %   100.0%
Cost of services                           38.9 %    45.7%
                                          -----     -----
Gross margin                               61.1 %    54.3%
Operating expenses
 Sales and marketing                        7.5 %    10.8%
 Research and development                  23.4 %    19.7%
 General and administrative                10.6 %    14.4%
                                          -----     -----
                                           41.5 %    44.9%
Earnings before interest and taxes         19.6 %     9.4%
Interest expense (income)                  (2.8)%     0.1%
                                          -----     -----
Earnings before income taxes               22.4 %     9.3%
Income taxes                                9.0 %     3.8%
                                          -----     -----
Net earnings                               13.4 %     5.5%
                                          =====     =====

FIRST QUARTER ENDED MARCH 31, 1998 COMPARED TO FIRST QUARTER ENDED MARCH 31,
1997

REVENUES

          Total revenues increased 58.8% to $33.2 million in the first quarter of 1998 from $20.9 million in the first quarter of 1997. License revenues increased 102.7% to $14.8 million in 1998 from $7.3 million in 1997, while service revenues increased 35.2% to $18.4 million from $13.6 million. Total revenues increased primarily due to the increased market acceptance of the Company's products in Europe, Asia and the Americas. Revenues from the Company's European customers accounted for $13.0 million or 39.1% of total revenues in 1998 compared to $10.3 million or 49.5% of total revenues in 1997. Revenues from Asian customers increased to $3.9 million or 11.8% of total revenues in 1998 from $2.1 million or 9.9% of total revenues in 1997. Revenues from the Company's Americas customers accounted for $16.3 million or 49.1% of total revenues in 1998 compared to $8.5 million or 40.6% of total revenues in 1997.

License revenues increased as a percentage of total revenues to 44.7% in 1998 from 35.0% in 1997, while service revenues decreased as a percentage of total revenues to 55.3% from 65.0%. This change in mix of revenues is primarily due to increased revenues from license sales by partners and customer subscriber increases as well as the timing of the completion of implementation work on existing customers and the start of the implementation work on new customers.

Historically, sales to certain of the Company's customers have individually represented more than 10% of the Company's revenues during a fiscal year. During 1998, the Company had one customer that accounted for 10% of total revenues compared to three customers in 1997 that accounted for 11%, 12% and 12% of total revenues, respectively.

COST OF SERVICES

     Cost of services decreased as a percentage of total revenues to 38.9% in the first quarter of 1998 from 45.7% in the first quarter of 1997. Cost of services increased 35.0% to $12.9 million in 1998 from $9.5 million in 1997, primarily due to compensation expense associated with increased staffing for new projects in Europe, the Americas and Asia combined with an increase in the use of outside consultants and systems integrators.

SALES AND MARKETING

          Sales and marketing expenses decreased as a percentage of total revenues to 7.5% in the first quarter of 1998 from 10.8% in the first quarter of 1997. Sales and marketing expenses increased to $2.5 million in 1998 from $2.3 million in 1997 primarily due to an increase in the number of worldwide sales personnel and increased marketing expenditures for trade shows.

RESEARCH AND DEVELOPMENT

          Research and development expenses increased as a percentage of total revenues to 23.4% in the first quarter of 1998 from 19.7% in the first quarter of 1998. These expenses increased 88.5% to $7.8 million in 1998 from $4.1 million in 1997. The increase is the result of an increase in the number of personnel associated with the development of new releases of BSCS in both the Americas and Europe.

GENERAL AND ADMINISTRATIVE

          General and administrative expenses decreased to 10.6% of total revenues in the first quarter of 1998 from 14.4% in the first quarter of 1997. These expenses increased 17.2% to $3.5 million in 1998 from $3.0 million in 1997. This increase is principally due to increases in office rent and other expenses incurred as a result of the general growth of the Company's business.

INCOME TAXES
          The provision for income taxes remained consistent at 40.0% of earnings before income taxes in the first quarter of 1998 compared to 40.6% in the first quarter of 1997.

                        LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operating activities totaled $3.2 million for the first three months of 1998 compared to $4.6 million for the same period of 1997. The decrease in net cash provided by operating activities was primarily the result of the increased use of working capital required to fund the new business opportunities in the Americas and Asia. The increases in trade accounts receivable and unbilled receivables is due to the timing of the invoicing and collection of international receivables.

          The Company invested $.5 million and $.3 million in furniture, fixtures and equipment during the first quarter of 1998 and 1997, respectively. These investments are primarily for computer equipment and improvements to new leased office space required to accommodate the growth in employees. The Company also invested $11.6 million in marketable securities during the first quarter of 1998.

          The Company received $2.8 million in proceeds from the issuance of new shares of common stock to employees who exercised stock options during the first quarter of 1998. In July 1996, the Company repurchased shares of Common Stock from one of its stockholders at a price of $10.0 million and simultaneously sold the Common Stock to a related party for $10.0 million. The final payment of $4.0 million was made to the former stockholder in the first quarter of 1997.

          At March 31, 1998, the Company did not have any material commitments for capital expenditures. The Company believes that the net proceeds from the sale of the Common Stock in the initial public offering combined with existing cash balances, available credit facilities and funds generated by operations, will be sufficient to meet its anticipated working capital and capital expenditure requirements for the foreseeable future.

                          PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits
     3.1 - Registrant's Certificate of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-22195) filed on February 21,
           1997).

     3.2 - Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No.333-22195) filed on February 21, 1997).

      27 - Financial Data Schedule (for SEC use only)


(b)  Reports on Form 8-K
     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 LHS Group Inc.

Date:  May 12, 1998              By: /s/ Jerry W. Braxton
                                 --------------------------------------------
                                    Jerry W. Braxton
                                    Executive Vice President, Chief Financial
                                    Officer, Treasurer and Director (duly
                                    authorized and principal financial and
                                    accounting officer)

                                 EXHIBIT INDEX

Exhibit No.
-----------
3.1 Registrant's Certificate of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-22195) filed on February 21, 1997).

3.2 Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No.333-22195) filed on February 21, 1997).

27                Financial Data Schedule (for SEC use only)