Form 10-Q
period 1998-06-30
LHS GROUP INC
filed 1998-08-12
CIK 1032330

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                               Outstanding at August 5, 1998
------------------------------               ---------------------------------
Common Stock, $0.01 Par Value                        52,054,070 Shares

                         PART I. FINANCIAL INFORMATION
                         -----------------------------


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                 LHS GROUP INC.
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
           (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE DATA)



                                               Second Quarter Ended June 30,       Six Months Ended June 30,
                                              --------------- --------------    --------------- --------------
                                                   1998            1997              1998            1997
                                              --------------- --------------    --------------- --------------
                                                (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)
Revenues
 License                                       $     16,460    $      8,182      $     31,275    $     15,492
 Services                                            21,319          15,130            39,669          28,706
                                              --------------- --------------    --------------- --------------
Total                                                37,779          23,312            70,944          44,198

Cost of services                                     14,421          10,018            27,307          19,562
                                              --------------- --------------    --------------- --------------
Gross margin                                         23,358          13,294            43,637          24,636

Operating expenses
 Sales and marketing                                  2,598           2,112             5,079           4,364
 Research and development                             8,026           4,212            15,777           8,323
 General and administrative                           3,712           3,946             7,241           6,961
 Cost of purchased in-process computer
    software technology                               8,200             -               8,200             -
                                              --------------- --------------    --------------- --------------
                                                     22,536          10,270            36,297          19,648

Earnings before interest and taxes                      822           3,024             7,340           4,988
Interest expense (income)                            (1,137)           (294)           (2,056)           (270)
                                              --------------- --------------    --------------- --------------
Earnings before income taxes                          1,959           3,318             9,396           5,258

Income taxes                                          4,064           1,277             7,038           2,066
                                              --------------- --------------    --------------- --------------

Net earnings (loss)                            $     (2,105)   $      2,041      $      2,358    $      3,192
                                               ==============  =============     ==============  =============

Net earnings (loss) per share:
 Basic                                         $      (0.04)   $       0.05      $       0.05    $       0.08
                                               ==============  =============     ==============  =============

 Diluted                                       $      (0.04)   $       0.04      $       0.04    $       0.07
                                               ==============  =============     ==============  =============


Shares used in per share calculation:
 Basic                                           51,682,794      44,813,098        51,339,022      42,419,846
                                               ==============  =============     ==============  =============

 Diluted                                         51,682,794      47,641,840        54,273,940      45,085,645
                                               ==============  =============     ==============  =============


                                 LHS GROUP INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
           (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE DATA)






                                                       June 30,          December 31,
                                                         1998               1997
                                                      -----------        ------------
                                                      (Unaudited)
ASSETS
  Cash and cash equivalents                             $ 28,983            $ 27,867
  Short-term marketable securities                        50,350              45,907
  Trade accounts receivable, net of allowances
     of $1,849 and $1,236                                 35,089              25,135
  Unbilled receivables                                    16,775              11,910
  Prepaid expenses and other current assets                3,243               2,330
                                                         -------            --------
     Total current assets                                134,440             113,149

  Property, plant & equipment, net                        11,035               8,870
  Deferred taxes                                           1,083               1,083
  Other                                                    9,606               4,121
                                                        --------            --------

Total Assets                                            $156,164            $127,223
                                                        ========            ========

LIABILITIES
  Accounts payable                                         4,810               6,747
  Accrued expenses and other liabilities                  24,090              14,192
  Income taxes payable                                     6,987               5,396
  Deferred income taxes                                    3,055               3,055
  Deferred revenues                                        6,498               4,553
                                                        --------            --------
     Total current liabilities                            45,440              33,943

  Long-term obligations                                      680                 731
                                                        --------            --------

Total Liabilities                                         46,120              34,674

STOCKHOLDERS' EQUITY
  Common stock ($.01 par value), 200,000,000
     shares authorized; 51,957,585 and
     50,530,710 shares issued and outstanding                520                 505
  Additional paid-in-capital                              94,976              79,445
  Retained earnings                                       19,866              17,509
  Accumulated translation adjustments                     (5,318)             (4,910)
                                                        --------            --------
Total Stockholders' Equity                               110,044              92,549

Total Liabilities and Stockholders' Equity              $156,164            $127,223
                                                        ========            ========

                                 LHS GROUP INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)


                                                                              Six Months Ended June 30,
                                                                             --------------------------
                                                                              1998                 1997
                                                                              ----                 ----
                                                                                      (Unaudited)
OPERATING ACTIVITIES
Net earnings                                                                $ 2,358             $ 3,192
Adjustments:
  Depreciation and amortization                                               1,504                 755
  Write-off of purchased in-process computer software technology              8,200                   -
  Change in operating assets and liabilities, net of effect
     of business acquisition                                                 (2,836)             (1,538)
                                                                            -------             -------
Net cash provided by operating activities                                     9,226               2,409

INVESTING ACTIVITIES
Additions of leasehold improvements and equipment                            (2,953)             (1,772)
Purchase of marketable securities                                            (5,229)            (11,433)
Acquisition of business, net of cash acquired                                (2,955)                  -
Other                                                                        (1,048)               (531)
                                                                            -------             -------
Net cash used in investing activities                                      ($12,185)            (13,736)

FINANCING ACTIVITIES
Net proceeds from issuance of capital stock                                   3,847              70,890
Repayment of bank borrowings                                                      -              (1,725)
Other                                                                           230              (3,736)
                                                                            -------              ------
Net cash provided by financing activities                                     4,077              65,429
                                                                            -------              ------

Increase in cash and cash equivalents                                         1,118              54,102
Cash and cash equivalents at beginning of period                             27,865               4,289
                                                                            -------              ------
Cash and cash equivalents at end of period                                 $ 28,983            $ 58,391
                                                                           ========            ========

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

NOTE 2 - ACQUISITION

In June 1998, the Company acquired the stock of Infocellular, Inc. ("Infocellular") for $8,484,000, paid by the issuance of 117,885 shares of Common Stock and $1,327,000 in cash. Infocellular, which operates as a wholly-owned subsidiary of LHS Group Inc., is engaged in the business of providing point of sale and customer acquisition software and related services to telecommunication service providers.

The Company recognized a one-time charge of $8.2 million in the second quarter ended June 30, 1998 related to the write-off of purchased in-process computer software technology as required by generally accepted accounting principles. No income tax benefit was recognized on the write-off of the purchased in-process computer software technology because the merger was structured as tax free to the selling shareholders and the write-off of this asset and the amortization of the other intangibles will not be deductible for federal income tax purposes.

The acquisition was accounted for as a purchase and the results of Infocellular's operations have been included in the consolidated financial statements of LHS Group Inc. effective June 11, 1998. Infocellular's revenues and operating loss, excluding the one-time charge, included in the consolidated statements of income (loss) of LHS Group Inc. aggregated $585,000 and $15,000 for both the quarter and six months ended June 30, 1998.

Excluding the results of Infocellular and the one-time charge, earnings before interest and taxes and net earnings would have been $10.2 million and $6.1 million for the quarter ended June 30, 1998 and $17.6 million and $10.6 million for the six months ended June 30, 1998, respectively. Earnings per share would have been $.11 per share and $.19 per share in the quarter and the six months ended June 30, 1998, respectively.

NOTE 3 - EARNINGS PER SHARE

     Earnings per share was computed by dividing net earnings by the weighted average number of shares of Common Stock outstanding. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Diluted earnings per share for the six months ended June 30, 1998 includes the effect of options to purchase 2,873,889 shares of common stock and 61,029 shares of restricted common stock. Diluted earnings per share for the quarter and six months ended June 30, 1997 includes the effect of options to purchase 1,366,156 shares and 1,283,797 shares of common stock, respectively, and 96,429 shares and 98,204 shares of restricted common stock. Diluted earnings per share for the quarter ended June 30, 1998 excludes the effect of stock options and restricted common stock because they are anti-dilutive. Diluted earnings per share for the quarter and six month period ended June 30, 1997 includes the weighted average effect of the conversion of Preferred Stock into 4,500,000 shares of Common Stock prior to the IPO.

NOTE 4 - INITIAL PUBLIC OFFERING

     In May 1997, the Company sold 4,865,000 shares of its Common Stock in an initial public offering in which it received approximately $70.6 million in net proceeds. At the completion of the offering, 225,000 shares of the Company's Series A Convertible Preferred Stock were converted into 4,500,000 shares of Common Stock.

NOTE 5 - COMMON STOCK

     Effective May of 1998, the Company amended its certificate of incorporation to increase the authorized Common Stock to 200,000,000 shares, and effected a 2-for-1 Common Stock split. All common share and per common share amounts have been adjusted for all periods to reflect the stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION

In June 1998, the Company acquired the stock of Infocellular, Inc. ("Infocellular") for $8,484,000, paid by the issuance of 117,885 shares of Common Stock and $1,327,000 in cash. Infocellular, which operates as a wholly-owned subsidiary of LHS Group Inc., is engaged in the business of providing point of sale and customer acquisition software and related services to telecommunication service providers.

The Company recognized a one-time charge of $8.2 million in the second quarter ended June 30, 1998 related to the write-off of purchased in-process computer software technology as required by generally accepted accounting principles. No income tax benefit was recognized on the write-off of the purchased in-process computer software technology because the merger was structured as tax free to the selling shareholders and the write-off of this asset and the amortization of the other intangibles will not be deductible for federal income tax purposes.

The acquisition was accounted for as a purchase and the results of Infocellular's operations have been included in the consolidated financial statements of LHS Group Inc. effective June 11, 1998. Infocellular's revenues and operating loss, excluding the one-time charge, included in the consolidated statements of income (loss) of LHS Group Inc. aggregated $585,000 and $15,000 for both the quarter and six months ended June 30, 1998.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the Company's statements of income reflected as a percentage of total revenues. These amounts and the discussion and analysis following exclude the results of Infocellular in both periods.


                                                Second Quarter Ended June 30,    Six Months Ended June 30,
                                                ----------------------------   ----------------------------
                                                     1998         1997              1998          1997
                                                ------------- -------------     ------------ -------------
Revenues
   License                                             43.4%         35.1%          44.0%         35.1%
   Services                                            56.6%         64.9%          56.0%         64.9%
                                                      -----         -----          -----         -----
Total                                                 100.0%        100.0%         100.0%        100.0%

Cost of services                                       38.3%         43.0%          38.6%         44.3%
                                                      -----         -----          -----         -----
Gross margin                                           61.7%         57.0%          61.4%         55.7%

Operating expenses
   Sales and marketing                                  6.7%          9.1%           7.1%          9.9%
   Research and development                            21.0%         18.1%          22.1%         18.8%
   General and administrative                           9.8%         16.9%          10.2%         15.7%
                                                      -----         -----          -----         -----
                                                       37.4%         44.1%          39.3%         44.5%

Earnings before interest and taxes                     24.3%         13.0%          22.1%         11.3%
Interest expense (income)                             (3.07)%       (1.26)%        (2.93)%       (0.61)%
                                                      -----         -----          -----         -----
Earnings before income taxes                           27.4%         14.2%          25.0%         11.9%

Income taxes                                           10.9%          5.5%          10.0%          4.7%
                                                      -----         -----          -----         -----

Net earnings                                           16.4%          8.8%          15.0%          7.2%
                                                      =====         =====          =====         =====


SECOND QUARTER ENDED JUNE 30, 1998 COMPARED TO SECOND QUARTER ENDED JUNE 30,1997


REVENUES

     Total revenues increased 59.5% to $37.2 million in the second quarter of 1998 from $23.3 million in the second quarter of 1997. License revenues increased 97.2% to $16.1 million in 1998 from $8.2 million in 1997, while service revenues increased 39.2% to $21.1 million from $15.1 million. Total revenues increased primarily due to the increased market acceptance of the Company's products in Europe, Asia and the Americas. Revenues from the Company's European customers accounted for $17.6 million or 47.3% of total revenues in 1998 compared to $11.6 million or 49.9% of total revenues in 1997. Revenues from Asian customers increased to $4.4 million or 11.8% of total revenues in 1998 from $3.6 million or 15.4% of total revenues in 1997. Revenues from the Company's Americas customers accounted for $15.2 million or 40.9% of total revenues in 1998 compared to $8.1 million or 34.7% of total revenues in 1997. License revenues increased as a percentage of total revenues to 43.4% in 1998 from 35.0% in 1997, while service revenues decreased as a percentage of total revenues to 56.6% from 64.9%. This change in mix of revenues is primarily due to increased revenues from direct license sales, licenses sold by partners and customer subscriber increases as well as the timing of the completion of implementation work on existing customers and the start of the implementation work on new customers. Historically, sales to certain of the Company's customers have individually represented more than 10% of the Company's revenues during a fiscal year. During the second quarter of 1998, the Company had no customer that accounted for 10% or more of total revenues compared to two customers in 1997 that accounted for 16% and 10% of total revenues, respectively.

COST OF SERVICES

     Cost of services decreased as a percentage of total revenues to 38.3% in the second quarter of 1998 from 43.0% in the second quarter of 1997. Cost of services increased 42.2% to $14.2 million in 1998 from $10.0 million in 1997, primarily due to compensation expense associated with increased staffing for new projects in Europe, the Americas and Asia. This increase was partially offset by a reduction in the use of outside contractors and systems integrators to perform implementation services.

SALES AND MARKETING

     Sales and marketing expenses decreased as a percentage of total revenues to 6.7% in the second quarter of 1998 from 9.1% in the second quarter of 1997. Sales and marketing expenses increased to $2.5 million in 1998 from $2.1 million in 1997 primarily due to an increase in the number of worldwide sales personnel.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased as a percentage of total revenues to 21.0% in the second quarter of 1998 from 18.1% in the second quarter of 1998. These expenses increased 85.1% to $7.8 million in 1998 from $4.2 million in 1997. The increase is the result of an increase in the number of personnel associated with the development of new releases of BSCS in both the Americas and Europe.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased to 9.8% of total revenues in the second quarter of 1998 from 16.9% in the second quarter of 1997. These expenses decreased 7.7% to $3.6 million in 1998 from $3.9 million in 1997. This decrease is principally due to certain nonrecurring relocation and other costs incurred in the 1997 period.

INCOME TAXES

     The provision for income taxes was 40.0% of earnings before income taxes in the second quarter of 1998 compared to 38.5% in the second quarter of 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997


REVENUES

     Total revenues increased 59.2% to $70.4 million in the first six months of 1998 from $44.2 million in the first six months of 1997. License revenues increased 99.8% to $31.0 million in 1998 from $15.5 million in 1997, while service revenues increased 37.3% to $39.4 million from $28.7 million. Total revenues increased primarily due to the increased market acceptance of the Company's products in Europe, Asia and the Americas. Revenues from the Company's European customers accounted for $30.6 million or 43.4% of total revenues in 1998 compared to $22.0 million or 49.7% of total revenues in 1997. Revenues from Asian customers increased to $8.3 million or 11.8% of total revenues in 1998 from $5.7 million or 12.8% of total revenues in 1997. Revenues from the Company's Americas customers accounted for $31.5 million or 44.8% of total revenues in 1998 compared to $16.5 million or 37.5% of total revenues in 1997. License revenues increased as a percentage of total revenues to 44.0% in 1998 from 35.1% in 1997, while service revenues decreased as a percentage of total revenues to 56.0% from 64.9%. This change in mix of revenues is primarily due to increased revenues from direct license sales, licenses sold by partners and customer subscriber increases as well as the timing of the completion of implementation work on existing customers and the start of the implementation work on new customers. Historically, sales to certain of the Company's customers have individually represented more than 10% of the Company's revenues during a fiscal year. During the first six months of 1998, the Company had no customer that accounted for 10% or more of total revenues compared to two customers in 1997 that accounted for 12% and 11% of total revenues, respectively.

COST OF SERVICES

     Cost of services decreased as a percentage of total revenues to 38.6% in the first six months of 1998 from 44.3% in the first six months of 1997. Cost of services increased 38.7% to $27.1 million in 1998 from $20.0 million in 1997, primarily due to compensation expense associated with increased staffing for new projects in Europe, the Americas and Asia.

SALES AND MARKETING

     Sales and marketing expenses decreased as a percentage of total revenues to 7.1% in the first six months of 1998 from 9.9% in the first six months of 1997. Sales and marketing expenses increased to $5.0 million in 1998 from $4.4 million in 1997 primarily due to an increase in the number of worldwide sales personnel.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased as a percentage of total revenues to 22.1% in the first six months of 1998 from 18.8% in the first six months of 1998. These expenses increased 86.8% to $15.5 million in 1998 from $8.3 million in 1997. The increase is the result of an increase in the number of personnel associated with the development of new releases of BSCS in both the Americas and Europe.

GENERAL AND ADMINISTRATIVE


     General and administrative expenses decreased to 10.2% of total revenues in the first six months of 1998 from 15.7% in the second quarter of 1997. These expenses increased 3.0% to $7.2 million in 1998 from $7.0 million in 1997.

INCOME TAXES

     The provision for income taxes was 40.0% of earnings before income taxes in the first six months of 1998 compared to 39.3% in the first six months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled $9.2 million for the first six months of 1998 compared to $2.4 million for the same period of 1997. The increase in net cash provided by operating activities was the result of the increased earnings excluding the write-off of the purchased in-process computer software technology which was partially offset by increased uses of working capital to fund the new business opportunities in Europe and the Americas. The increase in trade accounts receivable is due to delays in the collection of certain receivables. Days sales outstanding at June 30, 1998 of 84 days is consistent with the end of the first quarter but up from 70 days at the end of the prior year.

     Unbilled receivables have increased from $11.9 million at the end of the prior year to $15.5 million at the end of the first quarter and $16.8 million at the end of the second quarter. The increase is due to the timing of the invoicing of the customer as well as the milestone related payment terms established with customers with fixed price contracts.

     The Company expects the trade accounts receivables and the unbilled receivables recorded in the balance sheet to be fully realized.

     The Company invested $3.0 million and $1.8 million in furniture, fixtures and equipment during the first six months of 1998 and 1997, respectively. These investments are primarily for computer equipment and improvements to new leased office space required to accommodate the growth in employees. The Company also invested $5.2 million in marketable securities during the first six months of 1998 compared to $11.4 million in the first six months of 1997. The Company also invested $3.0 million in the acquisition of Infocellular, Inc. during the second quarter of 1998.

     The Company received $3.8 million in proceeds from the issuance of new shares of common stock to employees who exercised stock options during the first six months of 1998 compared to the $70.9 million received in the first six months of 1997 primarily from the issuance of new shares in the initial public offering. In July 1996, the Company repurchased shares of Common Stock from one of its stockholders at a price of $10.0 million and simultaneously sold the Common Stock to a related party for $10.0 million. The final payment of $4.0 million was made to the former stockholder in the first six months of 1997.

     At June 30, 1998, the Company did not have any material commitments for capital expenditures. The Company believes that the net proceeds from the sale of the Common Stock in the initial public offering combined with existing cash balances, available credit facilities and funds generated by operations, will be sufficient to meet its anticipated working capital and capital expenditure requirements for the foreseeable future.

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

       27 - Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K

The Company filed one Current Report on Form 8-K on June 26, 1998 to disclose the basic terms of the merger agreement between LHS Group Inc. and Infocellular, Inc. and filed a Current Report on Form 8-K/A on July 20, 1998 to include the Pro Forma financial statements and the financial statements of Infocellular, Inc. for the years ended March 31, 1998 and 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 LHS Group Inc.

Date:  August 7, 1998                  By: /s/ Jerry W. Braxton
                                       --------------------
                                       Jerry W. Braxton
                                       Executive Vice President, Chief Financial
                                       Officer, Treasurer and Director (duly
                                       authorized and principal financial and
                                       accounting officer)

                                 EXHIBIT INDEX

Exhibit No.
-----------
3.1 Registrant's Certificate of Incorporation, as amended (incorpor-ated by reference from Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-22195) filed on February 21, 1997).

3.2           Bylaws of the Registrant (incorporated by reference from Exhibit
              3.2 to the Registrant's Registration Statement on Form S-1 (File No.333-22195) filed on February 21,1997).


27            Financial Data Schedule (for SEC use only)