Form 10-Q
period 1998-09-30
LHS GROUP INC
filed 1998-11-12
CIK 1032330

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1998

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
Yes  X   No
     --     ---------------------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

          Class                                    Outstanding at 11/6/98
-----------------------------                 ---------------------------------
Common Stock, $0.01 Par Value                        52,383,728 Shares

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                LHS GROUP INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE DATA)

                               Third Quarter Ended September 30,      Nine Months Ended September 30,
                               --------------------------------       ------------------------------
                                   1998                1997               1998               1997
                               ------------        ------------       -----------        -----------
                               (Unaudited)          (Unaudited)       (Unaudited)        (Unaudited)
Revenues
 License                        $    16,461        $     10,259       $    47,735        $    25,751
 Services                            27,443              18,627            67,113             47,333
                                -----------        ------------       -----------        -----------
Total                                43,904              28,886           114,848             73,084

Cost of services                     15,955              12,979            43,262             32,541
                                -----------        ------------       -----------        -----------
Gross margin                         27,949              15,907            71,586             40,543

Operating expenses
 Sales and marketing                  3,088               2,019             8,167              6,384
 Research and development             9,288               5,306            25,065             13,629
 General and administrative           4,950               3,214            12,191             10,172
 Cost of purchased in-process
    computer software technology          -                   -             8,200                  -
                                -----------        ------------       -----------        -----------
                                     17,326              10,539            53,623             30,185

Earnings before interest
 and taxes                           10,623               5,368            17,963             10,358
Interest income                      (1,100)               (918)           (3,156)            (1,188)
                                -----------        ------------       -----------        -----------
Earnings before income taxes         11,723               6,286            21,119             11,546

Income taxes                          4,689               2,552            11,727              4,618
                                -----------        ------------       -----------        -----------

Net earnings                    $     7,034         $     3,734       $     9,392        $     6,928
                                ===========        ============       ===========        ===========

Net earnings per share:
 Basic                          $      0.13         $      0.08       $      0.18        $      0.15
                                ===========        ============       ===========        ===========

 Diluted                        $      0.13         $      0.07       $      0.17        $      0.14
                                ===========        ============       ===========        ===========


Shares used in per share
  calculation:
 Basic                           52,104,000          49,762,000        51,597,000         44,894,000
                                ===========        ============       ===========        ===========

 Diluted                         54,824,000          52,966,000        54,450,000         47,822,000
                                ===========        ============       ===========        ===========

                                              2

                                LHS GROUP INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
           (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE DATA)

                                               September 30,  December 31,
                                                  1998           1997
                                               ------------   ------------
                                                (Unaudited)
ASSETS
  Cash and cash equivalents                      $ 37,981       $ 27,867
  Short-term marketable securities                 56,336         45,907
  Trade accounts receivable, net of allowances
     of $2,308 and $1,236                          37,131         25,135
  Unbilled receivables                             18,855         11,910
  Prepaid expenses and other current assets         2,441          2,330
                                                 --------       --------
     Total current assets                         152,744        113,149

  Property, plant & equipment, net                 12,971          8,870
  Deferred taxes                                    1,083          1,083
  Other                                             4,632          4,121
                                                 --------       --------

Total Assets                                     $171,430       $127,223
                                                 ========       ========

LIABILITIES
  Accounts payable                                  6,441          6,747
  Accrued expenses and other liabilities           16,873         14,192
  Income taxes payable                             11,653          5,396
  Deferred income taxes                             3,055          3,055
  Deferred revenues                                 4,467          4,553
                                                 --------       --------
     Total current liabilities                     42,489         33,943

  Long-term obligations                               798            731
                                                 --------       --------

Total Liabilities                                  43,287         34,674

STOCKHOLDERS' EQUITY
  Common stock ($.01 par value), 200,000,000
     shares authorized; 52,303,102 and
     50,530,710 shares issued and outstanding         523            505
  Additional paid-in-capital                      100,479         79,445
  Retained earnings                                26,901         17,509
  Accumulated translation adjustments                 240         (4,910)
                                                 --------       --------
Total Stockholders' Equity                        128,143         92,549

Total Liabilities and Stockholders' Equity       $171,430       $127,223
                                                 ========       ========


                                LHS GROUP INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                   Nine Months Ended September 30,
                                                                  --------------------------------
                                                                      1998                1997
                                                                      ----                ----
                                                                   (Unaudited)        (Unaudited)
OPERATING ACTIVITIES
Net earnings                                                         $9,392              $6,928
Adjustments:
  Depreciation and amortization                                       3,290               1,480
  Write-off of purchased in-process computer software technology      8,200                   -
  Change in operating assets and liabilities, net of effect
     of business acquisition                                         (2,470)             (3,708)
                                                                  ---------           ---------
Net cash provided by operating activities                            18,412               4,700

INVESTING ACTIVITIES
Additions of leasehold improvements and equipment                    (7,391)             (2,795)
Purchase of marketable securities                                    (6,775)                  -
Acquisition of business, net of cash acquired                        (2,955)                  -
Other                                                                  (723)             (1,341)
                                                                  ---------           ---------
Net cash used in investing activities                               (17,844)             (4,136)

FINANCING ACTIVITIES
Net proceeds from issuance of capital stock                           9,352              70,647
Repayment of bank borrowings                                             -               (2,352)
Repayment of amount due to shareholder                                   -               (4,000)
Other                                                                   194                 330
                                                                  ---------           ---------
Net cash provided by financing activities                             9,546              64,625
                                                                  ---------           ---------

Increase in cash and cash equivalents                                10,114              65,189
Cash and cash equivalents at beginning of period                     27,867               4,289
                                                                  ---------           ---------
Cash and cash equivalents at end of period                         $ 37,981            $ 69,478
                                                                  =========           =========



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

NOTE 2 - EARNINGS PER SHARE

     Earnings per share was computed by dividing net earnings by the weighted average number of shares of Common Stock outstanding. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Diluted earnings per share for the quarter and nine months ended September 30, 1998 includes the effect of options to purchase 2,665,745 shares and 2,794,587 shares of common stock, respectively, and 54,014 shares and 58,666 shares of restricted common stock. Diluted earnings per share for the quarter and nine months ended September 30,1997 includes the effect of options to purchase 2,838,588 shares and 3,054,556 shares of common stock, respectively, and 58,496 shares and 53,917 shares of restricted common stock.

     Diluted earnings per share for the quarter and nine month periods ended September 30, 1997 includes the weighted average effect of the conversion of Preferred Stock into 4,500,000 shares of Common Stock prior to the IPO.

NOTE 3 - INITIAL PUBLIC OFFERING

     In May 1997, the Company sold 4,865,000 shares of its Common Stock in an initial public offering in which it received approximately $70.6 million in net proceeds. At the completion of the offering, 225,000 shares of the Company's Series A Convertible Preferred Stock were converted into 4,500,000 shares of Common Stock.

NOTE 4 - COMMON STOCK

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

The Company recognized a one-time charge of $8.2 million in the second quarter ended June 30, 1998 related to the write-off of purchased in-process computer software technology as required by generally accepted accounting principles. No income tax benefit was recognized on the write-off of the purchased in-process computer software technology as the merger was structured as tax free to the selling shareholders.

The acquisition was accounted for as a purchase and the results of Infocellular's operations have been included in the consolidated financial statements of LHS Group Inc. effective June 11, 1998.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the Company's statements of income reflected as a percentage of total revenues.



                                    Third Quarter Ended September 30   Nine Months Ended September 30,
                                    --------------------------------   ------------------------------

                                         1998              1997            1998             1997
                                    -------------    ---------------   -------------   --------------
                                    (Unaudited)       (Unaudited)       (Unaudited)      (Unaudited)
Revenues
 License                                   37.5%             35.5%             41.6%            35.2%
 Services                                  62.5%             64.5%             58.4%            64.8%
                                    -------------    --------------     -------------   --------------
Total                                     100.0%            100.0%            100.0%           100.0%

Cost of services                           36.3%             44.9%             37.7%            44.5%
                                    -------------    --------------     -------------   --------------
Gross margin                               63.7%             55.1%             62.3%            55.5%

Operating expenses
 Sales and marketing                        7.0%              7.0%              7.1%             8.7%
 Research and development                  21.2%             18.4%             21.8%            18.6%
 General and administrative                11.3%             11.1%             10.6%            13.9%
 Cost of purchased in-process
    computer software technology              -                 -               7.1%               -
                                    -------------    --------------     -------------   --------------
                                           39.5%             36.5%             46.7%            41.3%

Earnings before interest and taxes         24.2%             18.6%             15.6%            14.2%
Interest expense (income)                  -2.5%             -3.2%             -2.7%            -1.6%
                                    -------------    --------------     -------------   --------------
Earnings before income taxes               26.7%             21.8%             18.4%            15.8%

Income taxes                               10.7%              8.8%             10.2%             6.3%
                                    -------------    --------------     -------------   --------------

Net earnings                               16.0%             12.9%              8.2%             9.5%
                                    =============    ==============     =============   ==============


THIRD QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO THIRD QUARTER ENDED SEPTEMBER 30, 1997


REVENUES

     Total revenues increased 52.0% to $43.9 million in the third quarter of 1998 from $28.9 million in the third quarter of 1997. License revenues increased 60.5% to $16.5 million in 1998 from $10.3 million in 1997, while service revenues increased 47.3% to $27.4 million from $18.6 million. Total revenues increased due to the addition of new customers and ongoing implementation and support revenue from existing customers. License revenues increased as a percentage of total revenues to 37.5% in 1998 from 35.5% in 1997, while service revenues decreased as a percentage of total revenues to 62.5% from 64.5%. This change in mix of revenues is primarily due to increased revenues from licenses sold by partners and customer subscriber increases as well as the timing of the completion of implementation work on existing customers and the start of the implementation work on new customers. Historically, sales to certain of the Company's customers have individually represented more than 10% of the Company's revenues during a fiscal year. During the third quarter of 1998, the Company had no customer that accounted for 10% or more of total revenues compared to one customer in 1997 that accounted for 16% of total revenues.

COST OF SERVICES

     Cost of services decreased as a percentage of total revenues to 36.3% in the third quarter of 1998 from 44.9% in the third quarter of 1997. Cost of services increased 22.9% to $16.0 million in 1998 from $13.0 million in 1997, primarily due to compensation expense associated with increased staffing for new projects in Europe, the Americas and Asia. This increase was offset by increased productivity of the implementation and services functions.

SALES AND MARKETING

     Sales and marketing expenses remained constant at 7.0 percent of total revenues in the third quarter of 1998 compared to the third quarter of 1997. Sales and marketing expenses increased to $3.1 million in 1998 from $2.0 million in 1997 primarily due to an increase in the number of worldwide sales personnel.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased as a percentage of total revenues to 21.1% in the third quarter of 1998 from 18.4% in the third quarter of 1997. These expenses increased 75.0% to $9.3 million in 1998 from $5.3 million in 1997. The increase is the result of an increase in the number of personnel associated with the development of new releases of BSCS in both the Americas and Europe.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased to 11.3% of total revenues in the third quarter of 1998 from 11.1 % in the third quarter of 1997. These expenses increased 54.0% to $5.0 million in 1998 from $3.2 million in 1997. This increase is principally due to foreign currency exchange losses incurred during the third quarter of 1998.

INCOME TAXES

     The provision for income taxes was 40.0% of earnings before income taxes in the third quarter of 1998 compared to 40.6% in the third quarter of 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

     Total revenues increased 57.1% to $114.8 million in the first nine months of 1998 from $73.1 million in the first nine months of 1997. License revenues increased 85.4% to $47.7 million in 1998 from $25.8 million in 1997, while service revenues increased 41.8% to $67.1 million from $47.3 million. Total revenues increased due to the addition of new customers and the ongoing implementation and support revenue from existing customers. Revenues from the Company's European customers accounted for $53.7 million or 46.8% of total revenues in 1998 compared to $35.3 million or 48.2% of total revenues in 1997. Revenues from Asian customers increased to $13.0 million or 11.3% of total revenues in 1998 from $9.3 million or 12.8% of total revenues in 1997. Revenues from the Company's Americas customers accounted for $48.1 million or 41.9% of total revenues in 1998 compared to $28.5 million or 39.0% of total revenues in 1997. License revenues increased as a percentage of total revenues to 41.6% in 1998 from 35.2% in 1997, while service revenues decreased as a percentage of total revenues to 58.4% from 64.8%. This change in mix of revenues is primarily due to increased revenues from licenses sold by partners and customer subscriber increases as well as the timing of the completion of implementation work on existing customers and the start of the implementation work on new customers. Historically, sales to certain of the Company's customers have individually represented more than 10% of the Company's revenues during a fiscal year. During the first nine months of 1998, the Company had no customer that accounted for 10% or more of total revenues compared to one customer in 1997 that accounted for 14% of total revenues.

COST OF SERVICES

     Cost of services decreased as a percentage of total revenues to 37.7% in the first nine months of 1998 from 44.5% in the first nine months of 1997. Cost of services increased 32.9% to $43.3 million in 1998 from $32.5 million in 1997, primarily due to compensation expense associated with increased staffing for new projects in Europe, the Americas and Asia.

SALES AND MARKETING

     Sales and marketing expenses decreased as a percentage of total revenues to 7.1% in the first nine months of 1998 from 8.7% in the first nine months of 1997. Sales and marketing expenses increased to $8.2 million in 1998 from $6.4 million in 1997 primarily due to an increase in the number of worldwide sales personnel.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased as a percentage of total revenues to 21.8% in the first nine months of 1998 from 18.6% in the first nine months of 1997. These expenses increased 83.9% to $25.1 million in 1998 from $13.6 million in 1997. The increase is the result of an increase in the number of personnel associated with the development of new releases of BSCS in both the Americas and Europe.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased to 10.6% of total revenues in the first nine months of 1998 from 13.9% in the first nine months of 1997. These expenses increased 19.8% to $12.2 million in 1998 from $10.2 million in 1997.

INCOME TAXES

     The provision for income taxes was 55.5% of earnings before income taxes in the first nine months of 1998 compared to 40.0% in the first nine months of 1997. The increase in the effective tax rate is due to the non-deductibility of the $8.2 million write-off of the purchased in-process computer software.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled $18.4 million for the first nine months of 1998 compared to $4.7 million for the same period of 1997. The increase in net cash provided by operating activities was the result of the increased earnings which was partially offset by increased uses of working capital to fund the new business opportunities in Europe and the Americas. The increases in trade accounts receivable and unbilled receivables is due to the timing of the invoicing and collection of international receivables.

     The Company invested $7.4 million and $2.8 million in furniture, fixtures and equipment during the first nine months of 1998 and 1997, respectively. These investments are primarily for computer equipment and improvements to new leased office space required to accommodate the growth in employees. The Company also invested $6.8 million in marketable securities during the first nine months of 1998 and $3.0 million in the acquisition of Infocellular, Inc. during the second quarter of 1998.

     The Company received $9.4 million in proceeds from the issuance of new shares of common stock to employees who exercised stock options during the first nine months of 1998 compared to the $70.6 million received in the first nine months of 1997 primarily from the issuance of new shares in the initial public offering. In July 1996, the Company repurchased shares of Common Stock from one of its stockholders at a price of $10.0 million and simultaneously sold the Common Stock to a related party for $10.0 million. The final payment of $4.0 million was made to the former stockholder in the first nine months of 1997.

     At September 30, 1998, the Company did not have any material commitments for capital expenditures. The Company believes that the net proceeds from the sale of the Common Stock in the initial public offering combined with existing cash balances, available credit facilities and funds generated by operations, will be sufficient to meet its anticipated working capital and capital expenditure requirements for the foreseeable future.

YEAR 2000 ISSUES

Introduction

  The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's legacy computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's". These problems may also arise from other sources, such as the use of special codes and conventions in software that make use of the date field. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  Given the fact that Company is engaged in the business of software development and because the Company was founded in the early 1990's, after the Year 2000 issue had begun to surface within the computer industry, the Company believes that any Year 2000 issues which it faces are not material. To the extent the Company faces risk and uncertainty as a result of the "Year 2000 issue," such risks focus primarily on issues that might arise as a result of Year 2000 disruptions suffered by the Company's significant suppliers, domestic and international governmental agencies, and other third parties.

State of Readiness

  Based on its ongoing internal assessment of Year 2000 issues, the Company believes that its internal IT systems, non-IT systems, and software currently offered to its customers are Year 2000 compliant. The Company cannot be certain that software licensed by its customers in the past is fully Year 2000 compliant, but the Company is not aware of any material Year 2000 problems with any software licensed to and currently in use by its customers. The Company is addressing such issues with existing customers on a case-by-case basis to ensure that there are no significant Year 2000 issues with earlier versions of the Company's software products. The Company also is upgrading its software products so that current Year 2000 compliant versions of embedded third party software will be available to its customers. The Company is not aware of any Year 2000 issues with its customers that cannot be remedied or that could have a material adverse impact on the Company's financial condition or results, or overall trends in results, of operations.

  At this time, the Company also is not aware of any Year 2000 issues or problems relating to third parties with which the Company has a material relationship.

Costs

  The Company has not incurred any material costs solely in connection with remedying Year 2000 issues arising in connection with either internal systems or its own software products and does not anticipate incurring any material costs in connection with remedying such Year 2000 issues in the future. Although the Company has not incurred expenses for the purpose of addressing Year 2000 issues in connection with its own software products, the Company has, as part of its ongoing R & D efforts, incurred immaterial costs to ensure that its software products are Year 2000 compliant.

Risks and Contingency Plans

  Although the Company's internal systems and software products are Year 2000 compliant, the Company is vulnerable to the risk that government agencies, significant suppliers and other third parties will not be able to remedy their own Year 2000 issues. The Company relies, both domestically and internationally, upon government agencies, utility companies, telecommunications service companies and other service providers outside of the Company's control. There is no assurance that such suppliers, governmental agencies, or other third parties will not suffer a Year 2000 business disruption. Such failures could have a material adverse affect on the Company's operations.

  The Company is currently assessing the possible implications of a Year 2000 issue. At this time, the Company believes that the effects of a Year 2000 issue will be limited to business disruptions suffered by significant suppliers, government agencies or other third parties. During the last quarter of 1998 and through the first half of 1999, the Company intends to develop a contingency plan based on its assessment of the Year 2000 scenarios. Because the Company's internal systems are Year 2000 compliant, the Company's contingency plan will primarily focus on addressing the possible issues that might arise as a result of Year 2000 business disruptions suffered by third parties. However, due to the general uncertainty inherent in the Year 2000 problem, in the Company's case resulting primarily from the uncertainty of the Year 2000 readiness of third parties, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the company's operations.

  Based on currently available information, management does not believe that the Year 2000 matters discussed above relating to internal systems and software products sold to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations; however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure Year 2000 capability by a supplier, government agency or another third party would not have a material adverse impact on the Company.

  This Management's Discussion and Analysis of Financial Condition and Results of Operations and Liquidity and Capital Resources, and other parts of this Report, contain "forward-looking" statements about matters that are inherently difficult to predict.

  Those statements include statements regarding the intent, belief or current expectations of the Company and its management. Some of the important factors that affect these statements have been described above as each subject is discussed. Such forward-looking statements involve risks and uncertainties that may affect future developments such as, for example, the ability to deal with the Year 2000 issue, foreign currency exchange rate fluctuations, and general foreign market risks, including problems that may arise on the part of third parties.

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

       27 - Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               LHS Group Inc.

Date:  November 11, 1998       By: /s/ Jerry W. Braxton
                                   --------------------
                                   Jerry W. Braxton
                                   Executive Vice President, Chief Financial
                                   Officer, Treasurer and Director (duly
                                   authorized and principal financial and
                                   accounting officer)

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