Form 10-Q/A
period 1998-09-30
LHS GROUP INC
filed 1999-01-27
CIK 1032330

                                  FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________to ___________

Commission file number 000-22409


             (Exact name of registrant as specified in its charter)


        DELAWARE                                           58-2224883
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                       SIX CONCOURSE PARKWAY, SUITE 2700
                                  ATLANTA, GA
                                     30328

                    (Address of principal executive offices)
                                   (Zip Code)


             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such that the registrant was required to file such reports), and (2) has shorter period been subject to such filing requirements for the past 90 days.

     Yes    X    No
          -----     -----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                     Outstanding at 11/6/98
                     -----                     ----------------------

          Common Stock, $0.01 Par Value           52,383,728 Shares


     This Amendment amends and supplements the Form 10-Q filed by the Company on November 11, 1998 by adding the following Item 5 "Other Information":

Item 5. Other Information.

SHAREHOLDER PROPOSALS

     The proxy to be solicited by management of the Company with respect to the 1999 Annual Meeting of Shareholders will confer discretionary authority to vote on any proposals of shareholders of the Company intended to be presented for consideration at such Annual Meeting that are submitted to the Company after March 8, 1999.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   LHS Group Inc.


Date:  January ___, 1999.                      By: /s/ Jerry W. Braxton
                                                   ---------------------
                                                   Jerry W. Braxton
                                                   Executive Vice President,
                                                   Chief Financial
                                                   Officer, Treasurer and
                                                   Director (duly authorized
                                                   and principal financial
                                                   and accounting officer)