Form 10-K
period 1998-12-31
LHS GROUP INC
filed 1999-03-31
CIK 1032330

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

                                -----------------

(MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM     TO
                                                       ----   ----

                        COMMISSION FILE NUMBER 000-22409


                                 LHS GROUP INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                             58-2224883
              (State or other                      (I.R.S. Employer
        jurisdiction of incorporation)             Identification No.)

                              SIX CONCOURSE PARKWAY
                                   SUITE 2700
                             ATLANTA, GEORGIA 30328
                    (Address of principal executive offices)
                                 (770)280-3000
                         (Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.01 PAR VALUE
                               (Title of class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") was $1,233,729,038 at March 15, 1999, based on the closing sales price of $37.50 per share for the Common Stock on such date on the Nasdaq National Market.

 The number of shares of the registrant's Common Stock outstanding at March 15,
                              1999 was 52,951,879.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Specifically identified portions of the 1999 Annual Report to Stockholders are incorporated by reference in Part II.

    Specifically identified portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on June 7, 1999 are incorporated by reference in Part III.

                                 LHS GROUP INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS
                                -----------------

ITEM                                                                      PAGE
NUMBER                                                                    NUMBER
--------------------------------------------------------------------------------
                                     PART I

1.    BUSINESS                                                              1

2.    PROPERTIES                                                            10

3.    LEGAL PROCEEDINGS                                                     10

4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   10

4(A). EXECUTIVE OFFICERS OF THE REGISTRANT                                  10

                                     PART II

5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS 11

6.    SELECTED FINANCIAL DATA                                               11

7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS                                             11

7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            19

8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                           20

9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
      AND FINANCIAL DISCLOSURE                                              20

                                    PART III

10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                    21

11.   EXECUTIVE COMPENSATION                                                21

12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT        21

13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                        21

                                     PART IV

14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K        22

SIGNATURES                                                                  27

                                     PART I

ITEM 1. BUSINESS.

Introduction

    LHS Group Inc. ("LHS" or the "Company") provides client/server-based billing and customer care solutions to providers of wireless and wireline telecommunications services ("carriers") in the Americas, Europe and Asia. The Company's products enable carriers to compete more effectively in a rapidly growing telecommunications market. The Company's Business Support and Control System ("BSCS") software is a scaleable, modular billing and customer care solution that can be implemented quickly and can support innovative marketing and pricing of telecommunications services. Approximately 134 BSCS installations support a total of 24.9 million subscribers worldwide.

Industry Background

    Telecommunications Industry

    For most of this century, telecommunications carriers around the world provided wireline services in heavily regulated environments. Often characterized by monopoly dominance, the telecommunications industry offered basic telephony services and underwent little change. More recently, however, the deregulation of the telecommunications industry coupled with the development and widespread adoption of new wireless communications services, such as paging, analog cellular, digital telephony, and satellite communications has resulted in significant growth in the number of new carriers and in the overall size of the telecommunications services market. As existing carriers attempt to maintain market share in their traditional markets while simultaneously entering new markets, and as new entrants seek to capture market share in wireline and wireless markets, telecommunications markets worldwide have become increasingly competitive and dynamic.

    Governments around the world are relaxing regulatory constraints on the telecommunications industry. Within the United States, deregulation commenced in the long distance market with the breakup of AT&T in 1984 and the subsequent entry of additional long distance carriers. In 1994, the U.S. government similarly allowed new competitors to enter the cellular industry by auctioning significant radio spectrum for digital telephony, PCS and other services to new carriers. More recently, the Telecommunications Act of 1996 has increased competition across U.S. markets by allowing new and existing local and long distance wireline, wireless and cable TV companies to provide competing services. Although the Telecommunications Act of 1996 has not increased competition to the extent anticipated when the Act was passed, as a result of deregulation, the number of wireless and wireline carriers in the U.S. market has increased and is expected to continue to increase.

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

    In conjunction with deregulation, advances in telecommunications technology have stimulated the growth in the number of carriers as well as in the types of services offered. In the wireless sector, the trend in technology has been to migrate from analog to digital, with digital technologies promising carriers and consumers lower infrastructure costs, greater privacy, fraud protection and new, enhanced features. Most established carriers using older analog cellular standards such as AMPS (Americas and Asia), NMT (Europe and Asia) and TACS (Europe) are building new networks that utilize digital standards. Although the GSM digital standard and its derivatives have gained widespread acceptance and continue to expand, particularly among carriers in Europe and Asia, other digital telephony and PCS standards such as TDMA (U.S.) and CDMA (U.S., Canada and Asia) are being deployed rapidly. These rapid changes in telecommunications technology have created significant market opportunities for new and existing carriers, resulting in greater competition and a wider range of service offerings for consumers.

    As competition intensifies, telecommunications carriers increasingly differentiate their service offerings, not only on the basis of pricing and reliability, but also by offering value added features, bundling multiple services and marketing innovative, targeted rate and service plans. Carriers are utilizing technology advancements to compete by offering service features in addition to basic telephony, including voice mail, call forwarding, caller identification, fax and data transmission. As carriers established in one market attempt to enter other formerly distinct markets in wireline, wireless, satellite and Internet services, many are bundling multiple services into convergent offerings to retain existing customers and to attract new customers. Increasingly, carriers are relying on innovative marketing of rate and service plans to successfully segment and attract potential customers.

    To compete effectively, carriers require business systems that enable innovative and flexible marketing and support multiple service offerings. These systems, which provide billing and customer handling, or "customer care," have become critical to the business success of carriers. Billing systems are no longer a back-office operation focused simply on billing and invoicing. Carriers today demand that billing and customer care systems provide innovative and flexible marketing of services, robust customer management capabilities, subscriber data and feedback and service plan flexibility in addition to the rating, invoicing and collection features provided by yesterday's billing systems. Increasingly, billing and customer care systems are deployed by carriers as a strategic business weapon.

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

THE LHS SOLUTION

    The Company believes that it currently meets, and will continue to meet, the needs of a wide variety of carriers with BSCS and its other software products and the broad range of comprehensive customization, installation and maintenance services offered by the Company. BSCS offers the following features and benefits:

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

    . Multiple Services and Network Technology Support. BSCS is architected to support multiple telecommunications technology standards with minimal modification to the software's core billing and customer care functionality. BSCS currently supports the GSM, CDMA, TDMA and AMPS wireless standards as well as satellite, wireline, and ERMES paging standards.

    . Comprehensive International Solution. BSCS is a global solution that supports multiple currencies and requirements of different geographic markets. The product currently supports billing and customer care in the Czech, Chinese, English, French, German, Hebrew, Indian, Italian, Japanese, Korean, Polish, Portuguese, Russian, and Spanish languages.

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

The LHS Strategy

    To maintain its position among providers of client/server-based billing and customer care solutions for the global telecommunications industry; the Company's strategies include:

    . Leverage Wireless Position to Penetrate Other Markets. LHS currently has a significant installed base of wireless customers utilizing the BSCS billing and customer care system and, as a result, the Company intends to compete for new wireless installations worldwide. The Company believes there is a significant market opportunity to become a leading provider of client/server-based billing and customer care solutions for the growing number of carriers which offer multiple telecommunications services. To reach this goal, during 1998, the Company introduced BSCS Version 5.2. BSCS 5.2 was first released in the Americas, where new features were added to support activation and maintenance of fleets and talkgroups to support Motorola's iDEN(R)technology, GSM closed user groups, and other broadcast/dispatch technologies. Additional enhancements include increased scaleability and performance improvements in the rating and billing and promotion and discount modules. BSCS 5.2E was also released for the European and Asian markets, where new features were added to support additional wireline voice and data services, advanced cross-product discount and promotion functionality, and increased scaleability. As discussed below, in the first quarter of 1999, the Company released its first application utilizing its new object oriented Targys technology, which is based on a multi-tiered architecture.

    . Maintain a Leading Billing and Customer Care Solution. The BSCS product is currently deployed on a client/server technology platform, providing significant billing and customer care functionality. The Company will continue to improve product functionality to meet demands from the market place. To ensure that its products keep pace with information technology advances, the Company will continue to leverage leading information technologies within our product offerings.

    . Expand Globally. Through its regional offices, LHS intends to expand its marketing focus to be well-positioned for global growth in demand for billing and customer care solutions. The Company will continue to deploy software development, sales, service and management resources to its regional offices in Frankfurt, Germany; Atlanta, United States; and Kuala Lumpur, Malaysia, and various local sales and project offices within the three regions, and will continue to customize its products to support additional languages and currencies.

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

    . Leverage Third-Party Relationships. The Company seeks to maintain its relationships with leading systems integrators such as Andersen Consulting, Cap Gemini, Logica, CGI Group, and debis Systemhaus, leading vendors of telecommunications equipment, such as Ericsson, and international telecommunications service providers, such as Telecom Italia Mobile, Bell Atlantic Global Wireless, and France Telecom. Many of these systems integrators, equipment vendors and service providers operate on a global basis across wireless, wireline and other communications technology lines, and the Company expects these relationships to facilitate the Company's penetration of non-wireless and non-European markets.

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

    The Company's new Targys technology is based on a multi-tiered, component-based architecture employing Java as the implementation language. Targys allows plug-and-play interoperability with other software that supports CORBA 2, an industry standard introduced by the Object Management Group.

    The Company's development group maintains close contact with operators, service providers, standards committees, integrators and technology suppliers to keep abreast of industry and technology changes.

Products

    BSCS

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

    Customer Care Administration - This module enables carrier customer service representatives to establish and maintain subscriber contact by creating and maintaining account information that tracks initial service requests through service activation and service termination. This module also supports registration of the customer data, maintenance of subscriber service and feature profiles, provisioning, sales of services and equipment, administration of contracts, initiation of on-demand bills, complaint tracking, adjustment processing and bill and payment inquiries. The Company's BSCS products provide a customer service feature that enables carrier service representatives to quickly make a variety of changes to a customer's account with a few simple keyboard strokes. These include adding discount or promotion plans, credit or debit adjustments to multiple accounts at once, based on specific selection criteria such as rate plans, service, and customer groups.

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

    Financial Administration - This module reconciles billing with a carrier's financial records and statements in addition to handling payments from customers. Payment processing, accounts receivable and this module enables general ledger posting activities. Payments may be made via cash, credit card transaction, direct debit transaction or lock-box bank transfer. The module also supports advance payments, deposits, bad debt write-offs, adjustments, corrections and account query. Delinquent accounts can be automatically identified as suspended, deactivated, or written-off. A sales administration function maintains sales force data and enables sales tracking for commission processing.

    Customizable Interface Modules - A number of customizable non-kernel interface modules are included within BSCS to enable close integration with a carrier's network and business infrastructure. These non-kernel modules are organized as follows: Call Record Input, which receives, edits, authenticates and formats call detail records into a standard event record that may be used in downstream BSCS functions such as event and bill processing; Activation, which activates, deactivates and modifies a subscriber's equipment and services at the switch; Authentication, which provides an interface to a central repository of subscriber authentication keys used in a validation algorithm to determine whether a subscriber should have network access; Payment Processing, which encompasses the acceptance, validation, and automated entry of payments and Bill Formatting, which provides carriers with the flexibility to define their own bill format, printing and delivery mechanism.

    Infocell Converge

    On June 11, 1998, the Company acquired LHS InfoCell, Inc. (formerly known as InfoCellular, Inc.). LHS InfoCell is a wholly owned subsidiary of the Company, with its principal offices located near Boston in Marlborough, Massachussetts. LHS InfoCell develops, markets and sells customer acquisition and point-of-sale solutions to telecommunications service providers in North and Latin America. In the future, the Company intends to expand the market for LHS InfoCell's products and services to Europe and Asia as well.

    LHS InfoCell's primary software product is InfoCell Converge. InfoCell Converge is a client/server based customer acquisition and point-of-sale application that includes functionality for customer acquisition, inventory management, order interfaces, cash management, reference management and inventory management.

    Targys - The Millenium Series

    During the first quarter of 1999, the Company announced the release of its new Targys object oriented technology. The Company's Targys technology is based on a muti-tiered, component-based architecture employing Java as its implementation language. Targys allows plug-and-play interoperability with other software that supports CORBA 2, an industry standard introduced by the Object Management Group. The Company expects the following six Targys applications to be available during 1999 to replace existing on-line modules of BSCS in versions
5.2 and higher: Customer Inquiry; Order Management; Customer Care; Customer Self-Care (Web Service Center); Corporate Account; and, Back Office. The Customer Inquiry application is already in use at Swisscom AG Mobile, Bern, Switzerland.

Services

    The Company derives significant revenues from project consulting undertaken to customize BSCS for particular carriers. LHS offers carriers the choice of initial installation directly from the Company or through leading systems integrators, including Andersen Consulting, Cap Gemini, Electronic Data Systems Corporation, Logica plc, CGI Group, and debis Systemhaus. The first phase of a project typically consists of an analysis to identify and specify BSCS system tailoring requirements and to define the overall project and budget. The second phase involves customization to modify BSCS non-kernel modules to meet the resulting system specifications for that carrier. The resulting custom BSCS solution is then tested and installed in the carrier's information and telecommunications infrastructure. Project duration, from initial analysis through implementation and acceptance, typically ranges from six to twelve months. As of December 31, 1998, the Company employed 520 projects and services personnel compared to 411 at December 31, 1997.

    After installation, LHS maintains close ongoing contact with the carrier, even on projects developed through a systems integrator, by holding LHS management, consulting and sales personnel accountable for the quality of relations with specific customers, by assigning a consulting and sales contact to each customer, and through control over BSCS upgrades and maintenance. As a result, the Company is often well positioned to earn substantial revenues from additional customization of the BSCS product after installation and additional revenues from maintenance agreements as a carrier's subscriber base and service offerings continue to grow and change.

    The total value of an initial contract for BSCS software and services typically ranges from $1 million to $5 million, depending on the size of the carrier, the number of subscribers in service with the carrier, the number and type of telecommunications services supported by BSCS, and the scope of customization and installation requirements. Maintenance pricing is based on the level of service desired by the customer and is calculated as a percentage of the applicable standard BSCS object code license fee in effect at the beginning of each annual maintenance period.

Product Development

    The Company directs its product development efforts toward refining and enhancing BSCS. Significant emphasis is placed on the Company's compliance with world-wide development standards and quality benchmarks during product development. In 1998, the Company's technology group received worldwide ISO 9001 certification.

    Development efforts in the past year resulted in new releases of BSCS that added new features to support activation and maintenance of fleets and talkgroups to support Motorola's iDEN(R) technology, GSM closed user groups, increased scaleability, performance enhancements to the rating and billing and promotion and discount modules, and support of additional wireline functionality and data services in the European version of BSCS. Development efforts in the past year also resulted in the release of the Company's new Targys technology in early 1999, as described above.

    Some of the Company's short-term focus areas are local number portability, dual-mode handsets, call analysis and data services. The Company will continue to utilize available technology to provide its clients and integrators with the best solutions. In keeping with that philosophy the Company adheres to an open interface strategy and continues to endorse object oriented programming technology. The Company's development staff consisted of 442 employees as of December 31, 1998, compared to 216 employees as of December 31, 1997 See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance-We must adopt to changes in technology, products, industry standards and customer needs."

Marketing and Sales

    The Company's marketing efforts are focused on targeting key carriers in each geographical market through advertising in telecommunications industry publications, participation in trade shows, presentations at technical conferences and other initiatives. The Company's sales strategy relies on direct and indirect channels of distribution for its products. Under its direct sales approach, the Company develops relationships with carriers through a consultative, problem-solving sales process and works closely with those parties to define and determine how their needs can be fulfilled by the Company's products. The Company had a sales organization of 92 employees as of December 31, 1998 compared to 41 employees at the end of 1997, and intends to expand its direct sales operations at various locations, including Frankfurt, Germany; Stockholm, Sweden; Atlanta, Miami and Boston, United States; Zurich, Switzerland; Kuala Lumpur, Malaysia; Hong Kong, China; and New Delhi, India. Due to the sophisticated nature of the Company's products and services, the duration of a sales cycle can range from as short as thirty days to as long as one year or more. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance."

    Because third parties play an important role in the general deployment of information technology with carriers, the Company has developed a number of indirect sales channels. These indirect channels, through systems integrators and telecommunications equipment vendors, are built on relationships and references developed through cross-selling and problem-solving. LHS markets its products through a number of systems integrators, particularly for systems serving larger carriers. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance- Our success is dependent on our relationships with consulting firms and systems integration firms."

Customers

    BSCS has been licensed to approximately 134 carriers in more than 70 countries, and supports a total of approximately 24.8 million subscribers. Much of the Company's early growth was accomplished by focusing on GSM-based wireless carriers in Europe. LHS plans to continue its recent expansion beyond the European wireless market and to serve wireless and wireline carriers around the world.

    The Company had no customers that accounted for more than 10% of its total revenue in 1998.

Competition

    The market for telecommunications billing and customer care systems is highly competitive, and the Company expects this competition to increase. The Company competes with independent providers of billing systems and services, such as Alltel Information Systems, Inc. ("Alltel"), AMDOCS, Inc. ("AMDOCS"), Kenan Systems Corporation ("Kenan") and Cincinnati Bell Information Systems, Inc. ("CBIS"), Kingston-SCL and SEMA Group, with systems integrators and with internal billing departments of larger telecommunications carriers. The Company anticipates continued growth and competition in the telecommunications industry and the entrance of new competitors into the billing and customer care systems market in the future.

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

    In addition, as the Company expands, it will market its products and services to carriers in markets not currently served by the Company. Upon its entrance into these markets, the Company may encounter new competitors, many of which have significantly greater financial, technical, personnel and marketing resources than the Company. There can be no assurance that the Company will be able to properly identify and address the demands for these new markets or that the Company can continue to be competitive in its current markets Failure by the Company to maintain its competitiveness in current or new markets could have a material adverse effect on the Company's business, results of operations and financial condition. See "Part II, Item 7, Factors Affecting Future Performance -- The telecommunications billing and customer care systems industry is very competitive."

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

    LHS generally enters into confidentiality agreements with its employees, consultants, and current and potential clients and limits access to, and distribution of, its proprietary information. Use of the Company's software products is usually restricted to specified locations and is subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software. The Company also seeks to protect the source code of its software as a trade secret and as a copyrighted work. See "Part II, Item 7, Affecting Future Performance - We have only limited protection of our proprietary rights and technology."

Employees

    As of December 31, 1998, the Company employed a total of 1,141 employees. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.


ITEM 2.  PROPERTIES

    LHS leases office space in Atlanta, Miami, Boston and San Francisco, United States; Frankfurt, Germany; Kuala Lumpur, Malaysia; Stockholm, Sweden; Zurich, Switzerland; New Delhi, India; Sao Paulo, Brazil; and Hong Kong for customer support and sales operations. The Atlanta and Frankfurt offices are also used for software development, and the Atlanta office is the Company's corporate headquarters. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not party to any legal proceedings that the Company believes will have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1998.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding executive officers of the Company who are not directors of the Company is set forth below.

    Jon Limbird, age 46, has served as Executive Vice President of Corporate Development since January 1, 1999, and recently was appointed to the newly created position of Executive Vice President, Customer Engineering. Mr Limbird has been with the Company since 1996. During his three years with the Company, he has held the positions of Vice President of Operations, Vice President of Research & Development, and Senior Vice President Product Management. Prior to joining LHS, Mr. Limbird was employed at Data General Corporation from 1980 until 1996 where he served as General Manager and Director of the North America Systems Integration business unit. Mr. Limbird oversees the Company's customer engineering and custom software development activities.

    Stefan Sieber, age 39, has served as Executive Vice President and Chief Divisional Officer since February 1999. Mr. Sieber joined LHS in 1995 as Managing Director of LHS Projects. He was then promoted to Vice President and General Manager of LHS Asia Pacific in May 1996, Senior Vice President in October 1997, and served in such capacity until January 1999. Prior to joining LHS, Mr. Sieber was Managing Director, Wireless Business Europe for EDS from 1994 to 1995, Managing Director of Unicom Germany from 1991 to 1994, and held several positions in business development, marketing, and research and development for RWE Germany. Mr. Seiber oversees the Company's worldwide sales, marketing and project management activities.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    Information relating to the market for the Company's Common Stock and related stockholder matters will be set forth under the caption "Corporate Information -- Common Stock" in the Company's 1999 Annual Report to Stockholders. Such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    Information relating to selected financial data of the Company will be set forth under the caption "Selected Financial Data" in the 1999 Annual Report to Stockholders. Such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Information relating to Management's Discussion and Analysis of Financial Condition and Results of Operations shall be set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report to Stockholders, except for the discussion of "Risk Factors Affecting Future Performance". Such information is incorporated herein by reference.

                    RISK FACTORS AFFECTING FUTURE PERFORMANCE

    We must adapt to changes in technology, products, industry standards and customer needs.

    The telecommunications industry is characterized by rapidly changing technology and evolving industry standards. Also, customer needs frequently change, and competitors constantly introduce new products and services. To be successful, we must:

    .   use leading technologies effectively;
    .   continue developing our technical expertise;
    .   enhance our existing products and services;
    .   develop new products and services; and
    .   meet changing customer needs on a timely and cost-effective basis.

If we fail to do any of these things, our customers may choose to purchase products and services from our competitors.

    We continually introduce our products and services into new markets. If our products do not adequately meet the demands of these new markets, we could experience decreased revenues. We could experience difficulties in the development of products and services for new and existing markets that could delay or prevent the successful development, introduction and marketing of these products and services. Our failure to develop and introduce new products and services in a timely manner, or the lack of success of a new release of a product in the market, would likely result in a material adverse effect on our business, operating results and financial condition.

    We cannot assure you that we will effectively manage our growth.

    Over the last three years, we have greatly expanded our operations, placing considerable demand on our administrative, operational and financial personnel and systems. Further expansion may place additional strains on our resources. To address these expansion issues, we may have to make substantial expenditures and devote further management time and resources to:

    . improve or replace our management information, financial and other reporting systems;
    .   standardize BSCS installation methods;
    .   further develop our infrastructure;
    . develop and coordinate strategies, operations and product development among our operations in the Americas, Europe and Asia;
    .   maintain customer satisfaction;
    .   manage changing business conditions; and
    . recruit, train and retain qualified consulting, technical, sales, financial, marketing and management personnel.

    We cannot assure you that our existing resources, systems and space will be able to adequately support our further expansion. Our failure to respond appropriately to growth and change would likely result in a material adverse effect on the quality of our services, our ability to retain key personnel and our business.

    We depend on large contracts from a limited number of customers.

    We provide customized billing and customer handling systems to telecommunications carriers in the wireline and wireless markets. Although no single customer accounted for more than 10% of our revenues in 1998, we have traditionally relied upon, and expect to continue to rely upon, large contracts from a limited number of customers. This can cause our revenues and earnings to fluctuate between quarters based on the timing of orders and realization of revenues from these orders.

    Some of the telecommunications industry's established carriers are forming alliances, while others are consolidating. If a consolidation or alliance involves one of our customers, that customer may switch to another billing system. In addition, none of our major customers has any obligation to purchase additional products or services from us. The loss of one or more of our major customers because of industry consolidation or otherwise would likely result in a material adverse effect on our business, operating results and financial condition.

    Our success depends on developing relationships with new customers in a very competitive telecommunications market.

    The wireline and wireless markets have grown significantly and become much more competitive in recent years. This growth may not continue, and we may not be able to successfully market and sell our products in these competitive markets. It is critical to our continued success that we develop relationships with new customers. Our failure to develop relationships with new customers, or the failure of our customers to compete effectively in the telecommunications market, would likely result in a material adverse effect on our business, operating results and financial condition.

    Many of our potential customers are new entrants in the telecommunications market and lack significant financial and other resources. We may be required to offer them alternative pricing arrangements, including deferred payments, if we want these new market entrants to be our customers. We may not be able to develop customer relationships with these new entrants, but even if we do, there is no guarantee that these customers will be successful. If they are not successful, they may reduce or discontinue their purchases from us. If we have permitted customers to pay us on a deferred basis, we may be unable to collect payments from these customers. Any one of these factors could have a material adverse effect on our business, operating results and financial condition.

    We cannot assure you that expansion of our products and services into new geographic markets and applications will be successful.

    We plan to continue expanding our products and services into new geographic markets and to carriers offering new applications of their telecommunications services. Our failure to successfully establish ourselves in new markets would likely result in a material adverse effect on our business.

    Our success is dependent on our relationships with consulting firms and systems integration firms.

    Consulting firms and systems integration firms help us with marketing, sales, lead generation, customer support and installation of our products. In order to grow successfully, we must maintain our relationships with these firms and generate new business opportunities through joint marketing and sales with them.

    We also serve as subcontractor to consulting firms and systems integration firms where those firms provide information technology to end-user customers. In these cases we depend heavily on these firms to install our products and to train end-users to use our products. Incorrect product installation, failure to properly train the end-user, or general failure of the firm to satisfy the customer could have a negative effect on our relationships with the contracting firm and the customer. Such problems could damage our reputation and the reputation of our products and services.

    Obstacles we may encounter to forging long-term relationships with consulting and systems integration firms include:

    . we have no exclusive agreements with any consulting and systems integration firms;

    . many consulting and systems integration firms have more established relationships with our principal competitors; and

    . many consulting and systems integration firms have the resources to compete with us by developing their own products and services.

    These firms may discontinue their relationships with us and/or develop relationships with our competitors. Our inability to establish and maintain effective, long-term relationships with these firms, and their failure to meet the needs of our customers, would likely adversely affect our business.

    Prior to 1996, we had contracts pursuant to which we gave certain systems integration firms our kernel source code and the right to market and sell versions of our products that these firms independently modified. A few U.S. carriers had problems with our products as modified and installed by these firms. This damaged our reputation and credibility and that of our products, and we may have lost the confidence of the affected carriers. Although we have terminated all of these types of contracts, we cannot assure you that there will not be further damage to our reputation and credibility in the U.S. that could have a material adverse effect on our business.

    The telecommunications billing and customer care systems industry is very competitive.

    The telecommunications billing and customer care systems industry is very competitive. We expect competition to increase in the future.

    Some of the independent providers we compete with are:

    .   Alltel
    .   AMDOCS
    .   CBIS
    .   ITDS
    .   Kenan
    .   Kingston-SCL
    .   SEMA Group

    We also compete with systems integrators and internal billing departments of larger telecommunications carriers.

    Many of our competitors have advantages over us, including:

    .   longer operating histories;
    .   larger customer bases;
    . substantially greater financial, technical, sales, marketing and other resources; and
    .   greater name recognition.

    Our current and potential competitors have established, and may continue to establish in the future, cooperative relationships among themselves or with third parties to increase their ability to compete with us. In addition, competitors may be able to adapt more quickly than us to new or emerging technologies and changes in customer needs, or to devote more resources to promoting and selling their products. New competitors or alliances among competitors could also result in these competitors quickly gaining significant market share.

    We believe that our ability to compete successfully in our markets is affected by these principal factors:

    .   development of competing software and services;
    .   price of competing software and services;
    .   responsiveness to customer needs; and
    .   hiring, retaining and motivating key personnel.

    Our failure to adapt to market demands and to compete successfully with existing and new competitors would have a material adverse effect on our business.

    As we expand, we will market our products and services to carriers in markets that we do not currently serve. We may encounter new competitors upon entry into these markets that may have greater financial, technical, personnel and marketing resources than we do. We cannot assure you that we will be able to successfully identify and address the demands for these new markets or that we can continue to compete effectively in our current markets. Our failure to maintain our competitiveness in current or new markets would have a material adverse effect on our business, operating results and financial condition.

    Our success depends upon our ability to attract and retain key personnel.

    Our future success depends in large part on the continued service of our key management, sales, product development and operational personnel, including Hartmut Lademacher, Chairman of the Board and Chief Executive Officer. Since it is our goal to continue our expansion, our success also depends on our ability to attract and retain highly qualified technical, managerial, sales and marketing personnel. Competition is intense for the recruitment of highly qualified personnel in the software and telecommunications services industry. We may not be able to successfully retain or integrate existing personnel or identify and hire additional personnel. Our inability to hire and retain qualified personnel would likely have a material adverse effect upon our current business, new product development efforts and future business prospects. We do not currently maintain key person insurance coverage for any of our employees.

    The success of our international business operations is subject to many uncertainties.

    We conduct a substantial portion of our business outside of the Americas. In each of 1997 and 1998, our sales outside the Americas represented approximately 60% of our total revenues. We expect a majority of our revenues to continue to be provided from our European and Asian operations. Our international business may be adversely affected by the following:

    .   unexpected changes in regulatory requirements;
    .   tariffs and other trade barriers;
    .   difficulties in customizing our products for use in foreign countries;
    .   longer accounts receivable payment cycles;
    .   difficulties in managing international operations;
    .   availability of trained personnel to install and implement our systems;
    .   political instability;
    .   potentially adverse tax obligations;
    .   restrictions on the repatriation of earnings; and
    . the burdens of complying with a wide variety of foreign laws and regulations.

    In addition, the laws of some foreign countries do not protect our intellectual property rights to as great an extent as the laws of the United States. There can be no assurance that such factors will not have a material adverse effect on our international revenues and earnings or our overall financial performance.

    If we cannot provide financing for potential customers, we may not get their business.

    Certain of our potential customers may require financing to fund purchases of our products. In particular, our ability to increase sales to start-up telecommunications carriers with limited financial resources in the future will depend significantly upon our ability to arrange financing for these customers. We may not be able to successfully implement a vendor financing program for these customers or to assist them in obtaining alternative financing for our products. In such event, we will have decreased revenues.

    Failure to obtain year 2000 compliance may negatively affect our business.

    The term "Year 2000 issue" is used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems could result in a system failure or miscalculations causing disruptions of our operations, including an inability to process transactions, send invoices, or engage in similar normal business activities.

    Although we believe that our internal systems and software products are Year 2000 compliant, we are vulnerable to the risk that our customers, government agencies, significant suppliers and other third parties will not be able to remedy their own Year 2000 issues. We rely, both domestically and internationally, upon government agencies, utility companies, telecommunication service companies and other service providers outside of our control. Such suppliers, governmental agencies, or other third parties or our customers may suffer a Year 2000 business disruption. Such failures could have a material adverse effect on our business, operating results and financial condition.

    We have not developed a contingency plan to address the results of our analysis of the most reasonably likely worst case Year 2000 scenarios. Consequently, we are not able to determine at this time whether the consequences of Year 2000 failures will have a material impact on our operations, but they may.

    Exchange rate fluctuations between the u.s. dollar and other currencies in which we do business may result in currency translation losses.

    A significant portion of our revenues are denominated in the German Deutsche Mark. We also have revenues denominated in the Swiss Franc and the Malaysian Ringgit. The value of the German Deutsche Mark against the Euro was fixed upon the introduction of the Euro in January 1, 1999. Consequently, fluctuations in exchange rates between the U.S. Dollar and the Euro may have a material adverse effect our business, operating results and financial condition and could also result in significant exchange losses. Foreign currency transaction gains and losses are a result of transacting business in certain foreign locations in currencies other than the functional currency of the location. We attempt to balance our revenues and expenses in each currency to minimize net foreign currency risk. To the extent that we are unable to balance revenues and expenses in a currency, fluctuations in the value of the currency in which we conduct our business relative to the functional currency have caused and will continue to cause currency transaction gains and losses. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations.

    We have not sought to hedge the risks associated with fluctuations in exchange rates but may undertake such transactions in the future. Any hedging techniques which we implement in the future may not be successful, and exchange rate losses could be exacerbated by hedging techniques that we use.

    Our European operations expose us to heightened euro conversion risks.

    Because of our significant operations in Europe, we are particularly exposed to risks resulting from the conversion by certain European Union member states of their respective currencies to the Euro as legal currency on January 1, 1999. The conversion rates between such European Union member states' currencies and the Euro have been fixed by the European Union's council; however, the mandatory switch to the Euro will not occur until June 30, 2002. We will be modifying our software during the period of conversion to the Euro and intend to complete such work and have our products Euro compliant by such time. Risks to us related to the conversion of the Euro include:

    .   effects on pricing due to increased cross-border price transparency;
    . costs of modifying information systems, including both software and hardware;
    .   costs of modifying our software products to accommodate Euro conversion;
    .   costs of relying upon third parties whose systems also require modification;
    .   changes in the conduct of business; and
    .   changes in the currency exchange rate.

    The actual effects of the Euro conversion could have a material adverse effect on our business, operating results and financial condition.

    We have only limited protection of our proprietary rights and technology.

    We rely primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights and technology. These laws and contractual provisions provide only limited protection. We have no patents or patent applications pending, no copyrights and only a limited number of registered trademarks. It may be possible for a third party to copy or otherwise obtain and use our technology without authorization or to develop similar technology independently. Also, the laws of certain countries in which we sell our products do not offer as much protection of our proprietary rights as the laws of the United States. Unauthorized copying or misuse of our products or proprietary rights could have a material adverse effect on our business, operating results and financial condition.

    We may not be successful in avoiding claims that we infringe others' proprietary rights.

    Many patents, copyrights and trademarks have been issued in the general areas of information and telecommunications. We expect that software developers will be increasingly subject to infringement claims as the number of products and competitors providing products and services to the telecommunications industry grows. Third parties may claim that our current or future products infringe their proprietary rights. Infringement claims, with or without merit, could

    .   result in costly litigation;
    .   require significant management resources;
    .   cause product shipment delays;
    .   require us to enter into unfavorable royalty or licensing agreements; or
    . cause us to discontinue the use of the challenged trade name, service mark or technology.

Consequently, infringement claims could have a material adverse effect on our business, operating results and financial condition.

    Our software may contain undetected errors.

    The software that we have developed and licensed to our customers may contain undetected errors. Although we test our software prior to installing it in a customer's network, we may discover errors after the installation. The cost to fix the errors or to develop the software further could be high. These errors may subject us to product liability claims. We have not experienced any product liability claims to date, but we may be subject to such claims in the future. We have insurance that would cover certain of these claims; however, a successful product liability claim brought against us could have a material adverse effect on our business, operating results and financial condition.

    Our stock ownership is highly concentrated.

    Our executive officers, directors and their affiliates beneficially own approximately 23.1 million shares (approximately 44%) of the outstanding common stock. Also, our executive officers and directors and their affiliates hold options to acquire an additional 1.3 million shares of common stock. If exercised, these options, taken with the shares owned, would give the directors, officers and their affiliates beneficial ownership of approximately 46% of our common stock.

    Substantially all such persons and certain other significant stockholders have granted Hartmut Lademacher the right to vote, through December 31, 1999, all shares of common stock owned by them. As a result, Mr. Lademacher may be able to exert significant influence over the election of directors and the outcome of certain corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control.

    Certain measures that we have adopted may have anti-takeover effects.

    The Board of Directors has the authority to issue up to 225,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares, without stockholder action. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could discourage or make difficult the acquisition of a majority of our outstanding voting stock by a third party.

    Certain provisions of our Certificate of Incorporation and By-Laws and the Delaware General Corporation Law could delay or make more difficult a merger, tender offer or proxy contest involving us. In addition, our Board of Directors is divided into three classes with only one class being elected each year, and directors may only be removed by the affirmative vote of 80% or more of all classes of voting stock. Also, pursuant to our Stock Incentive Plan, all stock options granted to employees automatically vest and become exercisable upon certain triggering events leading up to a change of control. These factors may have the effect of delaying or preventing a change of control.

    The market price of our common stock may be volatile.

    There may be significant volatility in the market price of our common stock. The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Factors such as the following will vary from period to period:

    .   actual or anticipated operating results;
    .   growth rates;
    .   changes in estimates by analysts;
    .   industry conditions;
    .   competitors' announcements;
    .   regulatory actions; and
    .   general economic conditions.

As a result of these and other factors, our operating results from time to time may be below the expectations of public market analysts and investors. Any such event would likely have a material adverse effect on the market price of the common stock.

    Government regulation of our customers could negatively affect us.

    Currently, our business is not subject to direct government regulation; however, our existing and potential customers are subject to extensive regulation in many jurisdictions. Regulatory changes which affect our existing and potential customers could have a material adverse effect on our business, operating results and financial condition.

    Additional shares will become eligible for sale in the future.

    The market price of our common stock could drop as a result of sales of large numbers of shares in the market, or the perception that such sales could occur. Several of our principal stockholders hold a significant portion of the outstanding common stock.

    We have approximately 52.9 million shares of common stock outstanding. Approximately 38.9 million of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, except for any shares purchased by our "affiliates," as defined in Rule 144 under the Securities Act. Approximately 14 million of the shares of common stock outstanding are "restricted securities" as defined in Rule 144. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or an exemption under the Securities Act. In addition, we have registered under the Securities Act 16 million shares of common stock issuable under our Long-Term Incentive Plan.

    Certain of our stockholders are entitled to demand and piggyback registration rights with respect to the shares that they own. Once registered, such shares generally will be eligible for immediate sale in the public market.

    SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

    Certain of the matters discussed in this document, in the 1998 LHS Group Inc. Annual Report and in documents incorporated by reference herein may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of LHS to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed above in "Factors Affecting Future Performance". All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    A significant portion of the Company's operations consist of software license sales and software implementation, support and project consulting services in foreign countries, primarily in Europe (including Eastern Europe), Asia and Latin America. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates when the Company is paid in foreign currencies and weak economic conditions in the foreign markets in which the Company licenses and implements its software products. The Company's operating results are affected by changes in exchange rates between the U.S. Dollar and the German Deutsche Mark, Swiss Franc, and Malaysian Ringitt. When the U.S. Dollar strengthens against these foreign currencies, the value of our non-functional currency revenues decreases. When the U.S. Dollar weakens, the value of our functional currency revenues increases. Overall, the Company is a net receiver of currencies other than the U.S. Dollar and, as such, the Company benefits from a weaker U.S. Dollar and is adversely affected by a stronger U.S. Dollar relative to major currencies worldwide. However, the Company believes that its exposure to foreign currency exchange rate risk at December 31, 1998 was not material.

    The Company does not engage in trading market risk sensitive instruments. The Company also does not purchase for investment, hedging or for purposes "other than trading", instruments that are likely to expose it to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has issued no debt instruments, entered into no forward or futures contracts, purchased no options and entered into no swaps.

    The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on the Company's cash equivalents and short-term investments. To mitigate the impact of fluctuations in U.S. interest rates, the Company generally maintains the majority of its investments in fixed rate debt instruments. Because the Company has no loans or credit facilities outstanding, it is not exposed to interest rate risk in connection with its operating expenses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of the Company are incorporated herein by reference from the 1998 Annual Report to
    Stockholders:

    Report of Independent Accountants

    Consolidated Balance Sheets as of December 31, 1998 and 1997

    Consolidated Statements of Income for the years ended December 31, 1998, 1997, and 1996

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996

    Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

    Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information relating to the directors of the Company will be set forth under the captions "Proposal 1 -- Election of Directors--Information Regarding Nominees and Continuing Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement"). Such information is incorporated herein by reference. Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G (3) to Form 10-K, information relating to the executive officers of the Company who are not directors of the Company is set forth in Part I. Item 4(A) of this report under the caption "Executive Officers of the Registrant," and information relating to the executive officers of the Company who are also directors of the Company is included in the 1999 Proxy Statement under the caption "Proposal 1 -- Election of Directors-- Information Regarding Nominees and Continuing Directors". Such information is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by directors and executive officers of the Company and beneficial owners of more than 10% of the Company's Common Stock will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1999 Proxy Statement. Such information is incorporated herein by reference. The 1999 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION.

    Information relating to executive compensation will be set forth under the captions "Proposal 1 -- Election of Directors --Director Compensation," "--Executive Compensation" and "--Compensation Committee Interlocks and Insider Participation" in the 1999 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information regarding ownership of the Company's Common Stock by certain persons will be set forth under the caption "Stock Ownership" in the 1999 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and transactions between the Company and certain non-employee directors of the Company will be set forth under the captions "Proposal 1--Election of Directors--Director Compensation and "--Compensation Committee Interlocks and Insider Participation" and "--Certain Transactions" in the 1999 Proxy Statement. Such information is incorporated herein by reference.

                                   PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. Consolidated Financial Statements

    The following consolidated financial statements of LHS Group Inc., included in the 1999 Annual Report to Stockholders, are incorporated by reference in
    Part II, Item 8:

    Report of Independent Accountants

    Consolidated Balance Sheets as of December 31, 1998, and 1997

    Consolidated Statements of Income for the years ended December 31, 1998, 1997, and 1996

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996

    Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

    Notes to Consolidated Financial Statements

    2. Consolidated Financial Statement Schedules

    The following consolidated financial statement schedule of LHS Group Inc. is set forth on page 24 hereof:

               Schedule II -- Valuation and Qualifying Accounts

    All other schedules to the consolidated financial statements are omitted as they are not required under the related instructions or are inapplicable, or because the required information is included in the consolidated financial statements or related notes thereto.

    3.  Exhibits

    The following exhibits either (i) are filed herewith or (ii) have previously been filed with the Securities and Exchange Commission and are incorporated herein by reference to such prior filings. Previously filed registration statements or reports which are incorporated herein by reference are so identified. The Company will furnish any exhibit upon request to Scott A. Wharton, Corporate Secretary, Six Concourse Parkway, Suite 2700, Atlanta, Georgia 30328. There is a charge of $.50 per page to cover expenses of copying and mailing.

   Exhibit
   Number      Description of Exhibits
   ------      -----------------------
     3.1       Certificate of Incorporation, as amended (Incorporated by
               reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-57269)).

     3.2       By-Laws, as amended - filed herewith.

     4.1 Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-22195)).

    10.1 Registration Rights Agreement dated July 15, 1996 among the Company, General Atlantic Partners 23, L.P., General Atlantic partners 31, L.P., GAP Coinvestment Partners, L.P. and the other stockholders named therein. (Incorporated by reference to Exhibit
               10.4 to the Company's Registration Statement on Form S-1 (File No. 333-22195)).

   *10.2       Employment Agreement dated as of April 14, 1997, between
               Hartmut Lademacher and LHS Group Inc. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-22195)).

   *10.3       Employment Agreement dated August 28, 1996, between Jerry
               W. Braxton and LHS Group Inc. (Incorporated by reference to
               Exhibit 10.8 to the Company's 1998 Annual Report on Form 10-K).

   *10.4 Revised Employment Agreement dated January 6, 1999 between Dr. Wolf J. Gaede and LHS Group Inc. filed herewith.

   *10.5 LHS Group Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-57269)).

   *10.6 LHS Group Inc. Amended and Restated Stock Incentive Plan (Incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (File No. 333-57269)).

    13.1 Portions of the Company's 1998 Annual Report to Stockholders expressly incorporated by reference herein from the following sections of the Annual Report: Corporate Information -- Common Stock; Selected Financial Data; Management's Discussion and Analysis of Financial Condition and Results of Operations; and Consolidated Financial Statements of LHS Group Inc.

    21.1       List of Subsidiaries - filed herewith.

    23.1       Consent of Ernst & Young LLP.

    27.1       Financial Data Schedule.

* Management contract or compensatory plan.

(b) Reports on Form 8-K

    No Current Reports on Form 8-K were filed by the Company in the quarter ended December 31, 1998.

                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                        LHS GROUP INC.
                                        (IN THOUSANDS)

  COL. A                                   COL. B              COL. C             COL. D      COL. E
-------------------------------------------------------------------------------------------------------
                                                               ADDITIONS
                                                        -----------------------
                                          BALANCE AT    CHARGED TO   CHARGED TO               BALANCE AT
                                         BEGINNING OF    COSTS AND     OTHER                    END OF
   DESCRIPTION                             PERIOD        EXPENSES     ACCOUNTS    DEDUCTIONS    PERIOD
--------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:
  Allowance for Doubtful Accounts           $1,236       $3,427      $     -      $(1,347)(1)  $ 3,316
  Valuation Allowance for Deferred Taxes         -           -             -            -            -

Year ended December 31, 1997:
  Allowance for Doubtful Accounts           $  200       $1,036      $     -      $     -      $ 1,236
  Valuation Allowance for Deferred Taxes         -            -            -            -            -

Year ended December 31, 1996:
  Allowance for Doubtful Accounts                -          200            -            -          200
  Valuation Allowance for Deferred Taxes       139            -            -         (139)(2)        -


(1) Uncollectible accounts written off, net of recoveries.
(2) Elimination of valuation reserve due to the realization of the tax benefit of the associated net operating loss

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 30, 1999 by the undersigned, thereunto duly organized.

                                  LHS GROUP INC.

                                  BY: /s/ Harmut Lademacher
                                      --------------------------------------
                                      Hartmut Lademacher
                                      Chairman of the Board of Directors and
                                      Chief Executive Officer

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hartmut Lademacher, Jerry W. Braxton and Scott A. Wharton, and each of them, with the power to act without the other, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file any of the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or their substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 1999.

           SIGNATURE                                    TITLE
           ---------                                    -----

    /s/ Hartmut Lademacher      Chairman of the Board and
    ----------------------      Chief Executive Officer
    Hartmut Lademacher          (Principal Executive Officer)

    /s/ Jerry W. Braxton        Executive Vice President,
    ----------------------      Chief Financial Officer, Treasurer and Director
    Jerry W. Braxton            (Principal Financial and Accounting Officer)

    /s/ Dr. Wolf J. Gaede       Executive Vice President, and Director
    ---------------------
    Dr. Wolf J. Gaede

    /s/ Ulf Bohla               Director
    ---------------------
    Ulf Bohla

    /s/ William E. Ford         Director
    ---------------------
    William E. Ford

    /s/ William O. Grabe        Director
    ---------------------
    William O. Grabe

    /s/ George F. Schmitt       Director
    ---------------------
    George F. Schmitt