Form 10-Q
period 1999-03-31
LHS GROUP INC
filed 1999-05-17
CIK 1032330

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1999

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                             Outstanding at May 10, 1999
-----------------------------               ------------------------------
Common Stock, $0.01 Par Value                    52,977,055 Shares

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 LHS GROUP INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE DATA)


                                          FIRST QUARTER ENDED MARCH 31,
                                          -----------------------------
                                           (UNAUDITED)     (UNAUDITED)
                                          ------------     ------------
                                               1999            1998
                                               ----            ----
Revenues
    License revenues                         $ 18,763         $ 14,815
    Service revenues                           30,565           18,350
                                             --------         --------
Total                                          49,328           33,165

Cost of services                               16,895           12,886
                                             --------         --------
Gross margin                                   32,433           20,279

Operating expenses
    Sales and marketing                         5,053            2,481
    Research and development                   11,673            7,752
    General and administrative                  4,361            3,529
                                             --------         --------
                                               21,087           13,762
                                             --------         --------

Earnings before interest and taxes             11,346            6,517
Interest income, net                           (1,136)            (920)
                                             --------         --------
Earnings before income taxes                   12,482            7,437

Income taxes                                    4,494            2,974
                                             --------         --------

Net earnings                                 $  7,988         $  4,463
                                             ========         ========

Net earnings per share:
    Basic                                    $   0.15         $   0.09
                                             ========         ========

    Diluted                                  $   0.15         $   0.08
                                             ========         ========


Shares used in per share calculation:
    Basic                                      52,786           50,205
                                             ========         ========

    Diluted                                    54,378           52,975
                                             ========         ========

                                 LHS GROUP INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
           (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE DATA)



                                                         MARCH 31,        DECEMBER 31,
                                                           1999               1998
                                                        (UNAUDITED)
                                                        -----------       ------------
ASSETS
     Cash and cash equivalents                           $  41,651         $  42,084
     Short-term investments                                 58,813            62,218
     Trade accounts receivable, net of allowances
        of $3,433 and $3,316                                72,687            60,860
     Prepaid expenses and other current assets               6,586             3,976
                                                         ---------         ---------
          Total current assets                             179,737           169,138

     Property, plant & equipment, net                       15,660            15,589
     Deferred taxes                                            914               914
     Other                                                   6,891             2,904
                                                         ---------         ---------

Total Assets                                             $ 203,202         $ 188,545
                                                         =========         =========

LIABILITIES
     Accounts payable                                        4,674             7,523
     Accrued expenses and other liabilities                 18,648            15,796
     Income taxes payable                                   14,155             8,907
     Deferred income taxes                                   4,127             4,127
     Deferred revenues                                      11,054             6,095
                                                         ---------         ---------
          Total current liabilities                         52,658            42,448

     Long-term obligations                                     144               239
                                                         ---------         ---------

Total Liabilities                                           52,802            42,687

STOCKHOLDERS' EQUITY
     Common stock ($.01 par value), 200,000,000
        shares authorized; 52,973,599 and
        52,625,677 shares issued and outstanding               529               526
     Additional paid-in-capital                            113,768           110,583
     Retained earnings                                      42,866            34,858
     Accumulated translation adjustments                    (6,763)             (109)
                                                         ---------         ---------
Total Stockholders' Equity                                 150,400           145,858

Total Liabilities and Stockholders' Equity               $ 203,202         $ 188,545
                                                         =========         =========

                                 LHS GROUP INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)



                                                         THREE MONTHS ENDED MARCH 31,
                                                         (UNAUDITED)      (UNAUDITED)
                                                         -----------      ----------
                                                            1999             1998
                                                            ----             ----

OPERATING ACTIVITIES
Net earnings                                               $  7,988         $  4,463
Adjustments:
     Depreciation and amortization                              948              548
     Change in operating assets and liabilities             (10,860)          (1,794)
                                                           --------         --------
Net cash provided by (used in) operating activities          (1,924)           3,217

INVESTING ACTIVITIES
Additions of leasehold improvements and equipment              (822)            (451)
Purchase of investments                                        (956)         (11,556)
Other                                                           176             (244)
                                                           --------         --------
Net cash used in investing activities                        (1,602)         (12,251)

FINANCING ACTIVITIES
Net proceeds from issuance of capital stock                   3,189            2,798
Other                                                           (96)              12
                                                           --------         --------
Net cash provided by financing activities                     3,093            2,810
                                                           --------         --------

Decrease in cash and cash equivalents                          (433)          (6,224)
Cash and cash equivalents at beginning of period             42,084           27,867
                                                           --------         --------
Cash and cash equivalents at end of period                 $ 41,651         $ 21,643
                                                           ========         ========

                        NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - EARNINGS PER SHARE

         Earnings per share was computed by dividing net earnings by the weighted average number of shares of Common Stock outstanding. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Diluted earnings per share for the quarter ended March 31, 1999 includes the effect of options to purchase 1,547,091 shares of common stock and 44,641 shares of restricted common stock. Diluted earnings per share for the quarter ended March 31, 1998 includes the effect of options to purchase 2,727,536 shares of common stock and 63,392 shares of restricted common stock.

NOTE 3 - COMMON STOCK

         In May of 1998 the Company amended its certificate of incorporation to increase the authorized Common Stock to 200,000,000 shares, and effected a 2-for-1 Common Stock split. All common share and per common share amounts have been adjusted for all periods to reflect the stock split.

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

                                        FIRST QUARTER ENDED MARCH 31,
                                        -----------------------------
                                         (UNAUDITED)     (UNAUDITED)
                                             1999          1998
                                        -------------   -------------
Revenues
    License revenues                         38.0%         44.7%
    Service revenues                         62.0%         55.3%
                                            -----         -----
Total                                       100.0%        100.0%

Cost of services                             34.3%         38.9%
                                            -----         -----
Gross margin                                 65.7%         61.1%

Operating expenses
    Sales and marketing                      10.2%          7.5%
    Research and development                 23.7%         23.4%
    General and administrative                8.8%         10.6%
                                            -----         -----
                                             42.7%         41.5%
                                            -----         -----

Earnings before interest and taxes           23.0%         19.7%
Interest income, net                         -2.3%         -2.8%
                                            -----         -----
Earnings before income taxes                 25.3%         22.4%

Income taxes                                  9.1%          9.0%
                                            -----         -----

Net earnings                                 16.2%         13.5%
                                            =====         =====

FIRST QUARTER ENDED MARCH 31, 1999 COMPARED TO FIRST QUARTER ENDED MARCH 31,
1998

REVENUES

         Total revenues increased 48.7% to $49.3 million in the first quarter of 1999 from $33.2 million in the first quarter of 1998. License revenues increased 26.6% to $18.7 million in 1999 from $14.8 million in 1998, while service revenues increased 66.6% to $30.6 million from $18.4 million. Total revenues increased due to the addition of new customers and ongoing implementation and support revenue from existing customers. License revenues decreased as a percentage of total revenues to 38.0% in 1999 from 44.7% in 1998, while service revenues increased as a percentage of total revenues to 62.0% from 55.3%. This change in mix of revenues is primarily due to the timing of license tier revenue from subscriber growth, the completion of implementation work on existing customers and the start of the implementation work on new customers. Historically, sales to certain of the Company's customers have individually represented more than 10% of the Company's revenues during a fiscal year. During the first quarter of 1999, the Company had no customer that accounted for 10% or more of total revenues compared to one customer in 1998 that accounted for 16% of total revenues.

COST OF SERVICES

         Cost of services decreased as a percentage of total revenues to 34.3% in the first quarter of 1999 from 38.9% in the first quarter of 1998. Cost of services increased 31.1% to $16.9 million in 1999 from $12.9 million in 1998, primarily due to compensation expense associated with increased staffing for new projects in Europe, the Americas and Asia. This increase was offset by increased productivity of the implementation and services functions.

SALES AND MARKETING

         Sales and marketing expenses increased as a percentage of total revenues to 10.2% in the first quarter of 1999 from 7.5% in the first quarter of 1998. Sales and marketing expenses increased to $5.1 million in 1999 from $2.5 million in 1998 primarily due to an increase in the number of worldwide sales personnel.

RESEARCH AND DEVELOPMENT

         Research and development expenses increased as a percentage of total revenues to 23.7% in the first quarter of 1999 from 23.4% in the first quarter of 1998. These expenses increased 50.6% to $11.7 million in 1999 from $7.8 million in 1998. This increase is the result of an increase in the number of personnel associated with the development of new releases of BSCS in both the Americas and Europe.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses decreased to 8.8% of total revenues in the first quarter of 1999 from 10.6% in the first quarter of 1998. These expenses increased 23.6% to $4.4 million in 1999 from $3.5 million in 1998. This increase is principally due to increases in personnel and other expenses incurred as a result of the general growth of the Company's business.

INCOME TAXES

         The provision for income taxes was 36.0% of earnings before income taxes in the first quarter of 1999 compared to 40.0% in the first quarter of 1998. The decrease in the effective tax rate is due to a reduction of expected tax payments.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities totaled $1.9 million for the first three months of 1999 compared to $3.2 million provided by operating activities for the same period of 1998. The decrease in net cash provided by operating activities was primarily due to increased uses of working capital to fund the new business opportunities in Europe and the Americas. The increase in trade accounts receivable is due to the timing of the invoicing and collection of receivables.

         The Company invested $.8 million and $.5 million in furniture, fixtures and equipment during the first three months of 1999 and 1998, respectively. These investments are primarily for computer equipment and improvements to new leased office space required to accommodate the growth in employees. The Company also invested $1.0 million and $11.6 million in marketable securities during the first three months of 1999 and 1998, respectively.

         The Company received $3.2 million in proceeds from the issuance of new shares of common stock to employees who exercised stock options during the first three months of 1999 compared to $2.8 million received in the first three months of 1998.

         At March 31, 1999, the Company did not have any material commitments for capital expenditures. The Company believes that the net proceeds from the sale of the Common Stock in the initial public offering combined with existing cash balances, available credit facilities and funds generated by operations, will be sufficient to meet its anticipated working capital and capital expenditure requirements for the foreseeable future.

Year 2000 Issues

Introduction

The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's legacy computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's". These problems may also arise from other sources, such as the use of special codes and conventions in software that make use of the date field. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company may be affected by the Year 2000 issue in two ways: through its software products and its operations.

Given the fact that Company is engaged in the business of software development and because the Company was founded in the early 1990's, after the Year 2000 issue had begun to surface within the computer industry, the Company believes that any Year 2000 issues that arise with its software products are not material. However, the Company believes that the Year 2000 issue could negatively impact the Company's operations as a result of Year 2000 disruptions suffered by the Company's significant suppliers, domestic and international government agencies, and other third parties.

State of Readiness

Based on its ongoing internal assessment of Year 2000 issues, the Company believes that its internal IT systems, non-IT systems, and software currently offered to its customers are Year 2000 compliant. Nevertheless, the Year 2000 issue could negatively affect the demand for the Company's products and the spending habits of our customers. The Company cannot be certain that software licensed by its customers in the past is fully Year 2000 compliant, but the Company is not aware of any material Year 2000 problems with any software licensed to and currently in use by its customers. The Company is addressing such issues with existing customers on a case-by-case basis to ensure that there are no significant Year 2000 issues with earlier versions of the Company's software products. The Company also is upgrading its software products so that current, Year 2000 compliant versions of embedded third party software will be available to its customers. The Company is not aware of any Year 2000 issues with its customers that cannot be remedied or that could have a material adverse impact on the Company's financial condition or results, or overall trends in results, of operations.

Many hardware, operating system and application products developed by third parties interact or operate with the Company's software products. In addition, customers or others may modify our software products after they have been installed. The Company cannot assess the Year 2000 readiness of these hardware and software products, operating systems or modified hardware and software products and operating systems. If these products are not Year 2000 compliant, it could adversely affect the performance and functionality of the Company's applications that work with these products. While the Company would not be responsible for these Year 2000 problems, the Company is unable to assess the effect they may have on the Company's business, financial condition and results of operations.

The Company principally relies on software products to support our internal accounting, payables and invoicing operations. While these software products have been or are in the process of being tested for Year 2000 compliance, the Company also relies on third party systems developed by others for many of the Company's critical internal operations. In addition, the Company's internal operations may also be affected by Year 2000 issues affecting third parties with whom we have relationships, including vendors such as utilities, distributors, and banks. A Year 2000 problem affecting our systems or those of third parties that the Company relies upon may have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has assembled a Year 2000 taskforce consisting of representatives from our development, information systems, facilities and finance departments to assess the Year 2000 readiness of the Company's internal operations and the readiness of third parties on which the Company relies. The taskforce has identified and assessed the Year 2000 readiness of most of the material information technology and non-information technology systems used internally as part of the Company's operations, but such work is ongoing. The taskforce has tested or will test these systems where feasible and practicable. We expect testing to be complete by mid-1999. The Company believes the taskforce to have appropriate plans in place to achieve timely Year 2000 readiness for the Company's internal systems. However, the Company's ongoing assessment program may in the future reveal Year 2000 issues which are not currently identified or fully understood.

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

Risks

Although the Company's internal systems and software products are Year 2000 compliant, the Company is vulnerable to the risk that government agencies, significant suppliers and other third parties will not be able to remedy their own year 2000 issues. The Company relies, both domestically and internationally, upon government agencies, utility companies, telecommunication service companies and other service providers outside of the Company's control. There is no assurance that such suppliers, governmental agencies, or other third parties will not suffer a year 2000 business disruption. Such failures could have a material adverse affect on the Company's operations.

The Company currently believes that the most reasonably likely worst case Year 2000 scenario would involve the temporary interruption of electric power, telephone or other utility supplies to our offices or our support operations facilities due to a failure of a utility supplier to be Year 2000 compliant. In addition, despite assurances and testing, it is also possible that our internal systems or those of our customers and suppliers may not be Year 2000 ready.

In addition, "business interruption" litigation may arise out of the Year 2000 issue. The Company is not currently aware of any possible claim against us arising from instances of business interruption. The Company currently believes that its hardware and software products are Year 2000 compliant, but cannot ensure such compliance for software products that were designed exactly to customer specifications to interface with their other internal systems. Consequently, the Company cannot assure that all of these customers are aware of the Year 2000 issue or that they have adopted appropriate corrective solutions, and will therefore not bring Year 2000-related claims against the Company which, with or without merit, could be time consuming and expensive for the Company to defend or resolve.

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

Contingency Plans

The Company continues to assess its most reasonably likely worst case Year 2000 scenario and the possible effects thereof. At this time, the Company believes that its most reasonably likely worst case Year 2000 scenario will involve business disruptions suffered by significant suppliers, government agencies or other third parties. By the third quarter of 1999, the Company intends to develop its final contingency plan based on the results of its analysis of the most reasonably likely worst case Year 2000 scenarios. Because the Company believes that its internal systems are Year 2000 compliant, the Company's final contingency plan will primarily focus on addressing the possible issues that might affect the Company as a result of Year 2000 business disruptions suffered by third parties. However, due to the general uncertainty inherent in the Year 2000 problem, in the Company's case resulting primarily from the uncertainty of the Year 2000 readiness of third parties, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the company's operations.

                          PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1  -   Certificate of Incorporation, as amended (incorporated by
                  reference to Exhibit 4.1 to the Company's Registration
                  Statement on Form S-8 (File No. 333-57269)).

         3.2  -   Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company's 1999 Annual Report on Form 10-K (File No.
                  000-22409)).

        *10.7 - Employment Agreement dated March 19, 1999, between Stefan Sieber and LHS Group Inc., filed herewith.

         27   -   Financial Data Schedule (for SEC use only)

----------------
* Management contract or compensatory plan.

(b)      Reports on Form 8-K

The Company filed one Current Report on Form 8-K on March 1, 1999 to announce certain consolidated financial information as of, and for the quarter and year ended, December 31, 1998, and to announce the introduction of its object oriented, next generation customer care and billing software, "Targys-the millennium series."

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LHS Group Inc.

Date:  May 14, 1999               By: /s/ Jerry W. Braxton
                                      --------------------
                                  Jerry W. Braxton
                                  Executive Vice President, Chief Financial
                                  Officer, Treasurer and Director (duly
                                  authorized and principal financial and
                                  accounting officer)

                                 EXHIBIT INDEX

Exhibit No.
-----------
  3.1  -  Certificate of Incorporation, as amended (incorporated by reference to
          Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File
          No. 333-57269)).

  3.2 - Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company's 1999 Annual Report on Form 10-K (File No. 000-22409)).

  10.7 -  Employment Agreement dated March 19, 1999, between Stefan Sieber and
          LHS Group Inc., filed herewith.

 27       Financial Data Schedule (for SEC use only)