Form 10-Q
period 1999-06-30
LHS GROUP INC
filed 1999-08-13
CIK 1032330

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999

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
Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                             Outstanding at August 9, 1999
-----------------------------                 -----------------------------
Common Stock, $0.01 Par Value                 57,578,264 Shares

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 LHS GROUP INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                      1999                1998                 1999                 1998
                                                  (UNAUDITED)          (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
                                                 ------------         ------------         ------------         ------------
Revenues
    License revenues                             $     28,002         $     18,896         $     49,637         $     36,235
    Service revenues                                   38,019               25,191               75,262               47,133
                                                 ------------         ------------         ------------         ------------
Total                                                  66,021               44,087              124,899               83,368

Cost of services                                       23,723               17,233               45,359               33,053
                                                 ------------         ------------         ------------         ------------
Gross margin                                           42,298               26,854               79,540               50,315

Operating expenses
    Sales and marketing                                 7,148                4,419               14,286                8,533
    Research and development                           14,035                8,793               26,880               17,269
    General and administrative                          5,905                4,580               11,391                8,923
    Cost of purchased in-process computer
       software technology                                 --                8,200                   --                8,200
    Merger charges                                      4,320                   --                4,320                   --
                                                 ------------         ------------         ------------         ------------
                                                       31,408               25,992               56,877               42,925

Earnings before interest and taxes                     10,890                  862               22,663                7,390
Interest income, net                                   (1,156)              (1,168)              (2,269)              (2,140)
                                                 ------------         ------------         ------------         ------------
Earnings before income taxes                           12,046                2,030               24,932                9,530

Income taxes                                            5,892                4,092               10,546                7,092
                                                 ------------         ------------         ------------         ------------

Net earnings (loss)                              $      6,154         $     (2,062)        $     14,386         $      2,438
                                                 ============         ============         ============         ============

Net earnings (loss) per share:
    Basic                                        $       0.11         $      (0.04)        $       0.26         $       0.04
                                                 ============         ============         ============         ============

    Diluted                                      $       0.10         $      (0.04)        $       0.24         $       0.04
                                                 ============         ============         ============         ============


Shares used in per share calculation:
    Basic                                              55,742               54,371               55,656               55,559
                                                 ============         ============         ============         ============

    Diluted                                            59,165               56,241               59,331               58,884
                                                 ============         ============         ============         ============

                                 LHS GROUP INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                JUNE 30,           DECEMBER 31,
                                                                  1999                 1998
                                                               (UNAUDITED)
                                                               -----------         -----------
ASSETS
     Cash and cash equivalents                                 $    57,433         $    46,794
     Short-term investments                                         56,962              62,218
     Trade accounts receivable, net of allowances
        of $4,227 and $3,716                                        90,461              68,189
     Inventory                                                       5,637               4,007
     Prepaid expenses and other current assets                       6,911               4,244
                                                               -----------         -----------
          Total current assets                                     217,404             185,452

     Property, plant & equipment, net                               19,948              19,133
     Deferred taxes                                                    914                 914
     Other                                                           7,871               4,825
                                                               -----------         -----------

Total Assets                                                   $   246,137         $   210,324
                                                               ===========         ===========

LIABILITIES
     Accounts and notes payable                                      7,809              10,253
     Accrued expenses and other liabilities                         32,986              20,798
     Income taxes payable                                           19,693               8,907
     Deferred income taxes                                           4,127               4,127
     Deferred revenues                                              14,965               7,712
                                                               -----------         -----------
          Total current liabilities                                 79,580              51,797

     Long-term obligations                                           1,898               2,772
                                                               -----------         -----------

Total Liabilities                                                   81,478              54,569

STOCKHOLDERS' EQUITY
     Common stock ($.01 par value), 200,000 shares
        authorized; 57,233 and 56,063 shares issued
        and outstanding                                                571                 567
     Additional paid-in-capital                                    128,872             125,103
     Retained earnings                                              44,578              30,194
     Accumulated translation adjustments                            (9,362)               (109)
                                                               -----------         -----------
Total Stockholders' Equity                                         164,659             155,755
                                                               -----------         -----------

Total Liabilities and Stockholders' Equity                     $   246,137         $   210,324
                                                               ===========         ===========

                                 LHS GROUP INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                             1999                  1998
                                                                         (UNAUDITED)            (UNAUDITED)
                                                                         -----------            -----------

OPERATING ACTIVITIES
Net earnings                                                             $    14,386            $     2,438
Adjustments:
     Depreciation and amortization                                             4,623                  2,149
     Write-off of purchased in-process computer software                          --                  8,200
     Change in operating assets and liabilities, net of effect
       of business acquisition                                               (10,128)                (4,301)
                                                                         -----------            -----------
Net cash provided by operating activities                                      8,881                  8,486

INVESTING ACTIVITIES
Additions of leasehold improvements and equipment                             (4,336)                (4,041)
Sale (purchase) of short-term investments                                      2,904                 (5,229)
Acquisition of business, net of cash acquired                                     --                 (2,955)
Other                                                                            291                 (1,048)
                                                                         -----------            -----------
Net cash used in investing activities                                         (1,141)               (13,273)

FINANCING ACTIVITIES
Net proceeds from issuance of capital stock                                    3,773                  3,873
Other                                                                           (874)                    79
                                                                         -----------            -----------
Net cash provided by financing activities                                      2,899                  3,952
                                                                         -----------            -----------

Increase (decrease) in cash and cash equivalents                              10,639                   (835)
Cash and cash equivalents at beginning of period                              46,794                 34,159
                                                                         -----------            -----------
Cash and cash equivalents at end of period                               $    57,433            $    33,324
                                                                         ===========            ===========

                               NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - EARNINGS PER SHARE

         Earnings per share was computed by dividing net earnings by the weighted average number of shares of Common Stock outstanding. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Diluted earnings per share for the quarter ended June 30, 1999 includes the effect of options to purchase 1,257,281 shares of common stock and 39,945 shares of restricted common stock. Diluted earnings per share for the quarter ended June 30, 1998 excludes the effect of stock options and restricted common stock because they are anti-dilutive. Diluted earnings per share for the six months ended June 30, 1999 includes the effect of options to purchase 1,509,689 shares of common stock and 42,280 shares of restricted common stock. Diluted earnings per share for the six months ended June 30, 1998 includes the effect of options to purchase 3,323,581 shares of common stock and 61,029 shares of restricted common stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS

     On June 10, 1999, the Company completed its merger with Priority Call Management, Inc. ("PCM"), in which PCM became a wholly owned subsidiary of LHS Group Inc. The Company exchanged shares of Common Stock for all the outstanding common shares of PCM. The merger was accounted for under the pooling-of-interests method of accounting and, accordingly, the accompanying financial statements and footnotes have been restated to include the operations of PCM for all periods presented. The company recorded a charge of $4.3 million in the second quarter ended June 30, 1999 related to direct costs incurred with the merger of PCM. PCM is a leading provider of network-based solutions that enable telecommunications providers to offer subscribers a range of enhanced services, including prepaid calling, credit/debit card calling, enhanced messaging and one-number "follow-me" services.

     In June 1998, the Company acquired the stock of Infocellular, Inc. ("Infocellular") for $8,484,000, paid by the issuance of 117,885 shares of Common Stock and $1,327,000 in cash. Infocellular, which operates as a wholly owned subsidiary of LHS Group Inc., is engaged in the business of providing point of sale and customer acquisition software and related services to telecommunication service providers. The Company recognized a one-time charge of $8.2 million in the second quarter ended June 30, 1998 related to the write-off of purchased in-process computer software technology as required by generally accepted accounting principles. No income tax benefit was recognized on the write-off of the purchased in-process computer software technology as the merger was structured as tax-free to the selling shareholders. The acquisition was accounted for as a purchase and the results of Infocellular's operations have been included in the consolidated financial statements of LHS Group Inc. effective June 11, 1998.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the Company's statements of income reflected as a percentage of total revenues.



                                                      THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                      1999                  1998                  1999                  1998
                                                   (UNAUDITED)           (UNAUDITED)           (UNAUDITED)           (UNAUDITED)
                                                   -----------           -----------           -----------           -----------
Revenues
    License revenues                                      42.4%                 42.9%                 39.7%                 43.5%
    Service revenues                                      57.6%                 57.1%                 60.3%                 56.5%
                                                   -----------           -----------           -----------           -----------
Total                                                    100.0%                100.0%                100.0%                100.0%

Cost of services                                          35.9%                 39.1%                 36.3%                 39.6%
                                                   -----------           -----------           -----------           -----------
Gross margin                                              64.1%                 60.9%                 63.7%                 60.4%

Operating expenses
    Sales and marketing                                   10.8%                 10.0%                 11.4%                 10.2%
    Research and development                              21.3%                 19.9%                 21.5%                 20.7%
    General and administrative                             8.9%                 10.4%                  9.1%                 10.7%
    Cost of purchased in-process computer
       software technology                                  --                  18.6%                   --                   9.8%
    Merger charges                                         6.5%                   --                   3.5%                   --
                                                   -----------           -----------           -----------           -----------
                                                          47.6%                 59.0%                 45.5%                 51.5%

Earnings before interest and taxes                        16.5%                  2.0%                 18.1%                  8.9%
Interest income, net                                      -1.8%                 -2.6%                 -1.8%                 -2.6%
                                                   -----------           -----------           -----------           -----------
Earnings before income taxes                              18.2%                  4.6%                 20.0%                 11.4%

Income taxes                                               8.9%                  9.3%                  8.4%                  8.5%
                                                   -----------           -----------           -----------           -----------

Net earnings (loss)                                        9.3%                 -4.7%                 11.5%                  2.9%
                                                   ===========           ===========           ===========           ===========

SECOND QUARTER ENDED JUNE 30, 1999 COMPARED TO SECOND QUARTER ENDED JUNE 30,
1998


REVENUES

         Total revenues increased 49.8% to $66.0 million in the second quarter of 1999 from $44.1 million in the second quarter of 1998. License revenues increased 48.2% to $28.0 million in 1999 from $18.9 million in 1998, while service revenues increased 50.9% to $38.0 million from $25.2 million. Total revenues increased due to the addition of new customers and ongoing implementation and support revenue from existing customers. License revenues decreased slightly as a percentage of total revenues to 42.4% in 1999 from 42.9% in 1998, while service revenues increased slightly as a percentage of total revenues to 57.6% from 57.1%.

COST OF SERVICES

         Cost of services decreased as a percentage of total revenues to 35.9% in the second quarter of 1999 from 39.1% in the second quarter of 1998. Cost of services increased 37.7% to $23.7 million in 1999 from $17.2 million in 1998, primarily due to compensation expense associated with increased staffing for new projects in Europe, the Americas and Asia. This increase was offset by increased productivity of the implementation and services function.

SALES AND MARKETING

         Sales and marketing expenses increased as a percentage of total revenues to 10.8% in the second quarter of 1999 from 10.0% in the second quarter of 1998. Sales and marketing expenses increased to $7.1 million in 1999 from $4.4 million in 1998 primarily due to an increase in the number of worldwide sales personnel.

RESEARCH AND DEVELOPMENT

         Research and development expenses increased as a percentage of total revenues to 21.3% in the second quarter of 1999 from 19.9% in the second quarter of 1998. These expenses increased 59.6% to $14.0 million in 1999 from $8.8 million in 1998. This increase is the result of an increase in the number of personnel associated with the development of new software releases in both the Americas and Europe.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses decreased to 8.9% of total revenues in the second quarter of 1999 from 10.4% in the second quarter of 1998. These expenses increased 28.9% to $5.9 million in 1999 from $4.6 million in 1998. This increase is principally due to increases in personnel and other expenses incurred as a result of the general growth of the Company's business.

INCOME TAXES

         The provision for income taxes was 36.0% of earnings before income taxes and merger costs in the second quarter of 1999. The provision for income taxes was 40% of earnings before income taxes and the cost of purchased in-process computer software technology in the second quarter of 1998. The decrease in the effective tax rate is due to a reduction of expected tax payments.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998


REVENUES

         Total revenues increased 49.8% to $124.9 million in the first six months of 1999 from $83.4 million in the first six months of 1998. License revenues increased 37.0% to $49.6 million in 1999 from $36.3 million in 1998, while service revenues increased 59.7% to $75.3 million from $47.1 million. Total revenues increased due to the addition of new customers and ongoing implementation and support revenue from existing customers. License revenues decreased as a percentage of total revenues to 39.7% in 1999 from 43.5% in 1998, while service revenues increased as a percentage of total revenues to 60.3% from 56.5%. This change in mix of revenues is primarily due to the timing of license tier revenue from subscriber growth, the completion of implementation work on existing customers and the start of the implementation work on new customers.

COST OF SERVICES

         Cost of services decreased as a percentage of total revenues to 36.3% in the first six months of 1999 from 39.6% in the first six months of 1998. Cost of services increased 37.2% to $45.4 million in 1999 from $33.1 million in 1998, primarily due to compensation expense associated with increased staffing for new projects in Europe, the Americas and Asia.

SALES AND MARKETING

         Sales and marketing expenses increased as a percentage of total revenues to 11.4% in the first six months of 1999 from 10.2% in the first six months of 1998. Sales and marketing expenses increased to $14.3 million in 1999 from $8.5 million in 1998 primarily due to an increase in the number of worldwide sales personnel.

RESEARCH AND DEVELOPMENT

         Research and development expenses increased as a percentage of total revenues to 21.5% in the first six months of 1999 from 20.7% in the first six months of 1998. These expenses increased 55.7% to $26.9 million in 1999 from $17.3 million in 1998. The increase is the result of an increase in the number of personnel associated with the development of new software releases in both the Americas and Europe.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses decreased to 9.1% of total revenues in the first six months of 1999 from 10.7% in the first six months of 1998. These expenses increased 27.7% to $11.4 million in 1999 from $8.9 million in 1998. This increase is principally due to increases in personnel and other expenses incurred as a result of the general growth of the Company's business.

INCOME TAXES

         The provision for income taxes was 36.0% of earnings before income taxes and merger costs in the first six months of 1999. The provision for income taxes was 40% of earnings before income taxes and the cost of purchased in-process computer software technology in the first six months of 1998. The decrease in the effective tax rate is due to a reduction of expected tax payments.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $8.9 million for the first six months of 1999 compared to $8.5 million for the same period of 1998. Working capital requirements for the first six months of 1999 increased compared to the first six months of 1998 due to overall business expansion.

         The Company invested $4.3 million and $4.0 million in furniture, fixtures and equipment during the first six months of 1999 and 1998, respectively. These investments are primarily for computer equipment and improvements to new leased office space required to accommodate the growth in employees. The Company also sold $2.9 million in marketable securities during the first six months of 1999 compared to an investment of $5.2 million in marketable securities in the first six months of 1998. The Company also invested $3.0 million in the acquisition of Infocellular, Inc. during the first six months of 1998.

         The Company received $3.8 million in proceeds from the issuance of new shares of common stock to employees who exercised stock options during the first six months of 1999 compared to $3.9 million received in the first six months of 1998.

         At June 30, 1999, the Company did not have any material commitments for capital expenditures. The Company believes that the net proceeds from the sale of the Common Stock in the initial public offering combined with existing cash balances, available credit facilities and funds generated by operations, will be sufficient to meet its anticipated working capital and capital expenditure requirements for the foreseeable future.

Year 2000 Issues

Introduction

The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's legacy computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's". These problems may also arise from other sources, such as the use of special codes and conventions in software that make use of the date field. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Year 2000 issue in two ways may affect the Company: through its software products and its operations.

Given the fact that the Company is engaged in the business of software development and because the Company was founded in the early 1990's, after the Year 2000 issue had begun to surface within the computer industry, the Company believes that any Year 2000 issues that arise with its software products are not material. However, the Company believes that the Year 2000 issue could negatively impact the Company's operations as a result of Year 2000 disruptions suffered by the Company's significant suppliers, domestic and international government agencies, and other third parties.

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

     Many hardware, operating system and application products developed by third parties interact or operate with the Company's software products. In addition, customers or others may modify the Company's software products after they have been installed. The Company cannot assess the Year 2000 readiness of these hardware and software products, operating systems or modified hardware and software products and operating systems. If these products are not Year 2000 compliant, it could adversely affect the performance and functionality of the Company's applications that work with these products. While the Company would not be responsible for these Year 2000 problems, the Company is unable to assess the effect they may have on the Company's business, financial condition and results of operations.

     The Company principally relies on software products to support our internal accounting, payables and invoicing operations. While these software products have been or are in the process of being tested for Year 2000 compliance, the Company also relies on third party systems developed by others for many of the Company's critical internal operations. In addition, the Company's internal operations may also be affected by Year 2000 issues affecting third parties with whom the Company has relationships, including vendors such as utilities, distributors, banks. A Year 2000 problem affecting our systems or those of third parties that the Company relies upon may have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has assembled a Year 2000 taskforce consisting of representatives from our development, information systems, facilities and finance departments to assess the Year 2000 readiness of the Company's internal operations and the readiness of third parties on which the Company relies. The taskforce has identified and assessed the Year 2000 readiness of all but one of the material information technology and non-information technology systems used internally as part of the Company's operations. Assessment and testing of the one system for which testing is not complete will be completed by mid-August 1999. The taskforce has not identified any material issues concerning the Year 2000 readiness of the Company's internal systems and the Company believes the taskforce to have appropriate plans in place to achieve timely Year 2000 readiness for the Company's internal systems. However, the Company's ongoing assessment program may in the future reveal Year 2000 issues that are not currently identified or fully understood.

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

     In addition, "business interruption" litigation may arise out of the Year 2000 issue. The Company is not currently aware of any possible claim against the Company arising from instances of business interruption. The Company currently believes that its hardware and software products are Year 2000 compliant, but cannot ensure such compliance for software products that were designed exactly to customer specifications to interface with their other internal systems. Consequently, the Company cannot assure that all of these customers are aware of the Year 2000 issue or that they have adopted appropriate corrective solutions, and will therefore not bring Year 2000-related claims against the Company which, with or without merit, could be time consuming and expensive for the Company to defend or resolve.

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

Contingency Plans

The Company believes that it has developed adequate contingency plans to address possible Year 2000 business disruptions. The Company's contingency plans include the implementation of manual fallback procedures and other measures to ensure the availability of critical systems. However, the Company cannot establish an effective contingency plan that will allow the Company to continue its normal business operations in the event of a Year 2000 business disruption caused by the unavailability of necessary public infrastructure such as utilities and other essential governmental and private services. Due to the general uncertainty inherent in the Year 2000 problem, in the Company's case resulting primarily from the uncertainty of the Year 2000 readiness of third parties, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Item 3 disclosure made in the Company's report on Form 10-K for the year ended December 31, 1998.

                          PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of shareholders was held on June 7 and 18, 1999. At the meeting, the following two proposals were voted upon by shareholders: (1) the election of two Class II members of the Company's Board of Directors, and (2) ratification of the Board's appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1999.

     The Board's nominees for election as Class II directors, William O. Grabe and George F. Schmitt, were elected to serve for a three-year term that will expire at the annual meeting of shareholders in 2002. Mr. Grabe was elected by a vote of 18,732,547 shares in favor, with 5,158 votes abstaining from voting. Mr. Schmitt was elected by a vote of 18,732,505 shares in favor, with 5,200 shares abstaining from voting.

     The Board's appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1999 was ratified by a vote of 18,735,122 shares in favor and 260 shares against, with 2,323 shares abstaining from voting.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1 - Certificate of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File
         No. 333-57269)).

3.2 -    Bylaws, as amended, filed herewith.

27  -    Financial Data schedule (for SEC use only).

(b)      Reports on Form 8-K

     During the quarterly period covered by this report, the Company filed two Current Reports on Form 8-K. The first, filed on April 8, 1999, announced the Board's termination of the Company's employment of Dr. Wolf J. Gaede. The second, filed on June 21, 1999 announced the Company's June 10, 1999 merger with Priority Call Management, Inc. ("PCM") and certain PCM and pro forma financial information for the quarterly period ended March 31, 1999. On July 7, 1999, the June 21, 1999 filing on Form 8-K was amended to correct a typographical error.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LHS Group Inc.

Date:  August 12, 1999               By:/s/ Jerry W. Braxton
                                        --------------------
                                     Jerry W. Braxton
                                     Executive Vice President,
                                     Chief Financial
                                     Officer, Treasurer and
                                     Director (duly authorized and
                                     principal financial and
                                     accounting officer)

                                 EXHIBIT INDEX

Exhibit No.

    3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-57269)).

    3.2       Bylaws, as amended, filed herewith.

    27        Financial Data Schedule (for SEC use only)