Form 10-Q
period 1999-09-30
LHS GROUP INC
filed 1999-11-15
CIK 1032330

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999

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


Yes [X]  No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


        Class                                  Outstanding at November 9, 1999
-----------------------------                 ---------------------------------
Common Stock, $0.01 Par Value                         57,949,842 Shares

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                 LHS GROUP INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                                  1999                 1998                  1999                  1998
                                              (UNAUDITED)           (UNAUDITED)           (UNAUDITED)           (UNAUDITED)
                                              -----------           -----------           -----------           -----------

Revenues
   License revenues                           $    28,571           $    19,457           $    78,209           $    55,692
   Service revenues                                39,414                32,662               114,676                79,795
                                              -----------           -----------           -----------           -----------
Total                                              67,985                52,119               192,885               135,487

Cost of services                                   22,486                19,928                67,846                52,981
                                              -----------           -----------           -----------           -----------
Gross margin                                       45,499                32,191               125,039                82,506

Operating expenses
   Sales and marketing                              7,794                 5,087                22,080                13,620
   Research and development                        14,420                10,100                41,300                27,369
   General and administrative                       6,189                 6,004                17,579                14,927
   Cost of purchased in-process computer
      software technology                              --                    --                    --                 8,200
   Merger charges                                      --                    --                 4,320                    --
                                              -----------           -----------           -----------           -----------
                                                   28,403                21,191                85,279                64,116


Earnings before interest and taxes                 17,096                11,000                39,760                18,390
Interest income, net                               (1,245)               (1,120)               (3,516)               (3,260)
                                              -----------           -----------           -----------           -----------
Earnings before income taxes                       18,341                12,120                43,276                21,650

Income taxes                                        6,603                 4,827                17,135                11,919
                                              -----------           -----------           -----------           -----------

Net earnings                                  $    11,738           $     7,293           $    26,141           $     9,731
                                              ===========           ===========           ===========           ===========

Net earnings per share:
   Basic                                      $      0.20           $      0.13           $      0.46           $      0.18
                                              ===========           ===========           ===========           ===========

   Diluted                                    $      0.20           $      0.12           $      0.44           $      0.16
                                              ===========           ===========           ===========           ===========


Shares used in per share calculation:
   Basic                                           57,531                54,825                56,281                54,295
                                              ===========           ===========           ===========           ===========

   Diluted                                         58,696                59,528                59,119                59,012
                                              ===========           ===========           ===========           ===========

                                 LHS GROUP INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                      1999              1998
                                                                  (UNAUDITED)
                                                                  -------------      ------------

ASSETS
     Cash and cash equivalents                                     $    75,738       $    46,794
     Short-term investments                                             58,566            62,218
     Trade accounts receivable, net of allowances
        of $5,742 and $3,716                                            94,598            68,189
     Inventory                                                           4,755             4,007
     Prepaid expenses and other current assets                           5,036             4,244
                                                                   -----------       -----------
          Total current assets                                         238,693           185,452

     Property, plant & equipment, net                                   20,083            19,133
     Deferred taxes                                                        914               914
     Other                                                               5,029             4,825
                                                                   -----------       -----------

Total Assets                                                       $   264,719       $   210,324
                                                                   ===========       ===========

LIABILITIES
     Accounts and notes payable                                          8,639            10,253
     Accrued expenses and other liabilities                             29,573            20,798
     Income taxes payable                                               24,940             8,907
     Deferred income taxes                                               4,127             4,127
     Deferred revenues                                                  12,489             7,712
                                                                   -----------       -----------
          Total current liabilities                                     79,768            51,797

     Long-term obligations                                               1,161             2,772
                                                                   -----------       -----------

Total Liabilities                                                       80,929            54,569

STOCKHOLDERS' EQUITY
     Common stock ($.01 par value), 200,000
        shares authorized; 57,699 and 56,063
        shares issued and outstanding                                      577               567
     Additional paid-in-capital                                        134,061           125,103
     Retained earnings                                                  56,335            30,194
     Accumulated translation adjustments                                (7,183)             (109)
                                                                   -----------       -----------
Total Stockholders' Equity                                             183,790           155,755
                                                                   -----------       -----------

Total Liabilities and Stockholders' Equity                         $   264,719       $   210,324
                                                                   ===========       ===========

                                 LHS GROUP INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       1999             1998
                                                                                   (UNAUDITED)       (UNAUDITED)
                                                                                  -------------     -------------

OPERATING ACTIVITIES
Net earnings                                                                       $    26,141       $     9,731
Adjustments:
     Depreciation and amortization                                                       7,083             4,275
     Write-off of purchased in-process computer software                                    --             8,200
     Change in operating assets and liabilities, net of effect
       of business acquisition                                                          (8,273)           (4,597)
                                                                                   -----------       -----------
Net cash provided by operating activities                                               24,951            17,609

INVESTING ACTIVITIES
Additions of leasehold improvements and equipment                                       (7,088)           (8,742)
Sale (purchase) of short-term investments                                                3,863            (6,775)
Acquisition of business, net of cash acquired                                               --            (2,955)
Other                                                                                      815              (723)
                                                                                   -----------       -----------
Net cash used in investing activities                                                   (2,410)          (19,195)

FINANCING ACTIVITIES
Net proceeds from issuance of capital stock                                              8,967             9,378
Bank borrowings (repayments)                                                            (2,533)              274
Other                                                                                      (31)              194
                                                                                   -----------       -----------
Net cash provided by financing activities                                                6,403             9,846
                                                                                   -----------       -----------

Increase in cash and cash equivalents                                                   28,944             8,260
Cash and cash equivalents at beginning of period                                        46,794            34,159
                                                                                   -----------       -----------
Cash and cash equivalents at end of period                                         $    75,738       $    42,419
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

NOTE 2 - EARNINGS PER SHARE

         Earnings per share was computed by dividing net earnings by the weighted average number of shares of Common Stock outstanding. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Diluted earnings per share for the quarter ended September 30, 1999 includes the effect of options to purchase 1,130,666 shares of common stock and 34,755 shares of restricted common stock. Diluted earnings per share for the quarter ended September 30, 1998 includes the effect of options to purchase 4,647,699 shares of common stock and 54,014 shares of restricted common stock. Diluted earnings per share for the nine months ended September 30, 1999 includes the effect of options to purchase 1,373,287 shares of common stock and 39,745 shares of restricted common stock. Diluted earnings per share for the nine months ended September 30, 1998 includes the effect of options to purchase 4,660,670 shares of common stock and 58,666 shares of restricted common stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Statements made in this document, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. In particular, statements concerning the results of ongoing development of new products, the future financial performance of LHS, the impact of "Year 2000" issues, and other forward-looking statements are included in this document. Such forward-looking statements are made pursuant to the `safe-harbor' provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management's current expectations or beliefs as well as assumptions made by, and information currently available to management. For a detailed discussion of cautionary statements and factors that could cause actual results to differ from the Company's forward-looking statements, please refer to the Company's filings with the Securities Exchange Commission, especially in the "Factors Affecting Future Performance" included in the Management's Discussion and Analysis section of the Company's Form 10-K for the fiscal year ended December 31, 1998 and in subsequent filings filed with the Securities Exchange Commission.

ACQUISITION

     On June 10, 1999, the Company completed its merger with Priority Call Management, Inc. ("PCM"), in which PCM became a wholly owned subsidiary of LHS Group Inc. The Company exchanged shares of Common Stock for all the outstanding common shares, preferred shares, and stock options or stock appreciation rights in PCM. The merger was accounted for under the pooling-of-interests method of accounting and, accordingly, the accompanying financial statements and footnotes have been restated to include the operations of PCM for all periods presented. The Company recorded a charge of $4.3 million in the second quarter ended June 30, 1999 related to direct costs incurred with the merger of PCM. PCM is a leading provider of network-based solutions that enable telecommunications providers to offer subscribers a range of enhanced services, including prepaid calling, credit/debit card calling, enhanced messaging and one-number "follow-me" services.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, the Company's statements of income reflected as a percentage of total revenues.

                                               THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                  1999                 1998                 1999                  1998
                                               (UNAUDITED)          (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
                                               -----------          -----------          -----------          -----------

Revenues
   License revenues                                   42.0%                37.3%                40.5%                41.1%
   Service revenues                                   58.0%                62.7%                59.5%                58.9%
                                               -----------          -----------          -----------          -----------
Total                                                100.0%               100.0%               100.0%               100.0%

Cost of services                                      33.1%                38.2%                35.2%                39.1%
                                               -----------          -----------          -----------          -----------
Gross margin                                          66.9%                61.8%                64.8%                60.9%

Operating expenses
   Sales and marketing                                11.5%                 9.8%                11.4%                10.1%
   Research and development                           21.2%                19.4%                21.4%                20.2%
   General and administrative                          9.1%                11.5%                 9.1%                11.0%
   Cost of purchased in-process computer
      software technology                               --                   --                   --                  6.1%
   Merger charges                                       --                   --                  2.2%                  --
                                               -----------          -----------          -----------          -----------
                                                      41.8%                40.7%                44.2%                47.3%

Earnings before interest and taxes                    25.1%                21.1%                20.6%                13.6%
Interest income, net                                  (1.8)%               (2.1)%               (1.8)%               (2.4)%
                                               -----------          -----------          -----------          -----------
Earnings before income taxes                          27.0%                23.3%                22.4%                16.0%

Income taxes                                           9.7%                 9.3%                 8.9%                 8.8%
                                               -----------          -----------          -----------          -----------

Net earnings (loss)                                   17.3%                14.0%                13.6%                 7.2%
                                               ===========          ===========          ===========          ===========

THIRD QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO THIRD QUARTER ENDED SEPTEMBER 30, 1998


REVENUES

         Total revenues increased 30.4% to $68.0 million in the third quarter of 1999 from $52.1 million in the third quarter of 1998. License revenues increased 46.8% to $28.6 million in 1999 from $19.4 million in 1998, while service revenues increased 20.7% to $39.4 million from $32.7 million. Total revenues increased due to the addition of new customers and ongoing implementation and support revenue from existing customers. License revenues increased as a percentage of total revenues to 42.0% in 1999 from 37.3% in 1998, while service revenues decreased as a percentage of total revenues to 58.0% from 62.7%. This change in mix of revenues is primarily due to the timing of recurring license revenue from subscriber growth experienced by existing customers, the completion of implementation work for existing customers and the start of the implementation work for new customers.

COST OF SERVICES

         Cost of services decreased as a percentage of total revenues to 33.1% in the third quarter of 1999 from 38.2% in the third quarter of 1998. Cost of services increased 12.8% to $22.5 million in 1999 from $19.9 million in 1998, primarily due to compensation expense associated with increased staffing for new projects in Europe, the Americas and Asia. This increase was offset by increased productivity of the implementation and services function.

SALES AND MARKETING

         Sales and marketing expenses increased as a percentage of total revenues to 11.5% in the third quarter of 1999 from 9.8% in the third quarter of 1998. Sales and marketing expenses increased 53.2% to $7.8 million in 1999 from $5.1 million in 1998 primarily due to an increase in the number of worldwide sales personnel to support revenue and customer growth.

RESEARCH AND DEVELOPMENT

         Research and development expenses increased as a percentage of total revenues to 21.2% in the third quarter of 1999 from 19.4% in the third quarter of 1998. These expenses increased 42.8% to $14.4 million in 1999 from $10.1 million in 1998. This increase is the result of an increase in the number of personnel associated with the development of new software releases in both the Americas and Europe, including ongoing development of the Company's new Targys technology. The Company has implemented its Targys Customer Server and Customer Inquiry Application for one customer in Europe and one customer in North America. The Company will continue a phased rollout of additional Targys applications during the remainder of 1999 and during 2000.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses decreased to 9.1% of total revenues in the third quarter of 1999 from 11.5% in the third quarter of 1998. These expenses increased 3.1% to $6.2 million in 1999 from $6.0 million in 1998. This increase is principally due to increases in personnel and other expenses incurred as a result of the general growth of the Company's business.

INCOME TAXES

         The provision for income taxes was 36.0% of earnings before income taxes in the third quarter of 1999 compared to 40.0% in the third quarter of 1998. The decrease in the effective tax rate is due to a reduction of expected tax payments.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998


REVENUES

         Total revenues increased 42.4% to $192.9 million in the first nine months of 1999 from $135.5 million in the first nine months of 1998. License revenues increased 40.4% to $78.2 million in 1999 from $55.7 million in 1998, while service revenues increased 43.7% to $114.7 million from $79.8 million. Total revenues increased due to the addition of new customers and ongoing implementation and support revenue from existing customers. License revenues decreased slightly as a percentage of total revenues to 40.5% in 1999 from 41.1% in 1998, while service revenues increased slightly as a percentage of total revenues to 59.5% from 58.9%.

COST OF SERVICES

         Cost of services decreased as a percentage of total revenues to 35.2% in the first nine months of 1999 from 39.1% in the first nine months of 1998. Cost of services increased 28.1% to $67.8 million in 1999 from $53.0 million in 1998, primarily due to compensation expense associated with increased staffing for new projects in Europe, the Americas and Asia.

SALES AND MARKETING

         Sales and marketing expenses increased as a percentage of total revenues to 11.4% in the first nine months of 1999 from 10.1% in the first nine months of 1998. Sales and marketing expenses increased 62.1% to $22.1 million in 1999 from $13.6 million in 1998 primarily due to an increase in the number of worldwide sales personnel to support revenue and customer growth.

RESEARCH AND DEVELOPMENT

         Research and development expenses increased as a percentage of total revenues to 21.4% in the first nine months of 1999 from 20.2% in the first nine months of 1998. These expenses increased 50.9% to $41.3 million in 1999 from $27.4 million in 1998. The increase is the result of an increase in the number of personnel associated with the development of new software releases in both the Americas and Europe, including ongoing development of the Company's new Targys technology. The Company has implemented its Targys Customer Server and Customer Inquiry application for one customer in Europe and one customer in North America. The Company will continue a phased rollout of additional Targys applications during the remainder of 1999 and during 2000.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses decreased to 9.1% of total revenues in the first nine months of 1999 from 11.0% in the first nine months of 1998. These expenses increased 17.8% to $17.6 million in 1999 from $14.9 million in 1998. This increase is principally due to increases in personnel and other expenses incurred as a result of the general growth of the Company's business.

INCOME TAXES

         The provision for income taxes was 36.0% of earnings before income taxes and merger costs in the first nine months of 1999. The provision for income taxes was 40.0% of earnings before income taxes and the cost of purchased in-process computer software technology in the first nine months of 1998. The decrease in the effective tax rate is due to a reduction of expected tax payments.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $25.0 million for the first nine months of 1999 compared to $17.6 million for the same period of 1998. Working capital requirements for the first nine months of 1999 increased compared to the first nine months of 1998 due to overall business expansion.

         Net cash used in investing activities totaled $2.4 million for the first nine months of 1999 compared to $19.2 million for the first nine months of 1998. The decrease is due to the investment of $7.1 million in furniture, fixtures and equipment (primarily for computer equipment and improvements to new leased office space required to accommodate the growth in the Company's business) during the first nine months of 1999, compared to $8.7 million in the first nine months of 1998; the sale of $3.9 million in marketable securities during the first nine months of 1999, compared to an investment of $6.8 million in marketable securities in the first nine months of 1998; and, the absence of the investment of cash in acquisitions during the first nine months of 1999, compared to the investment of $3.0 million in the acquisition of Infocellular, Inc. in the first nine months of 1998.

         Net cash from financing activities totaled $6.4 million for the first nine months of 1999, compared to $9.9 million for the first nine months of 1998. The decrease is due to the Company's receipt of $9.0 million in proceeds from the issuance of new shares of common stock to employees who exercised stock options in the first nine months of 1999, compared to $9.4 million in the first nine months of 1998, and bank repayments of $2.5 million in the first nine months of 1999, compared to bank borrowings of $274,000 in the first nine months of 1998.

         At September 30, 1999, the Company did not have any material commitments for capital expenditures. The Company believes that the existing cash balances, available credit facilities and funds generated by operations, will be sufficient to meet its anticipated working capital and capital expenditure requirements for the foreseeable future.

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

     The Company principally relies on software products to support our internal accounting, payables and invoicing operations. While these software products have been or are in the process of being tested for Year 2000 compliance, the Company also relies on third party systems developed by others for many of the Company's critical internal operations. In addition, the Company's internal operations may also be affected by Year 2000 issues affecting third parties with whom we have relationships, including vendors such as utilities, distributors and banks. A Year 2000 problem affecting our systems or those of third parties that the Company relies upon may have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has assembled a Year 2000 taskforce consisting of representatives from our development, information systems, facilities and finance departments to assess the Year 2000 readiness of the Company's internal operations and the readiness of third parties on which the Company relies. The taskforce has identified and assessed the Year 2000 readiness of all of the material information technology and non-information technology systems used internally as part of the Company's operations. The taskforce has not identified any material issues concerning the Year 2000 readiness of the Company's internal systems and the Company believes the taskforce to have appropriate plans in place to achieve timely Year 2000 readiness for the Company's internal systems. However, the Company's ongoing assessment program may in the future reveal Year 2000 issues that are not currently identified or fully understood.

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

         The Company currently believes that the most reasonably likely worst case Year 2000 scenario involves the temporary interruption of electric power, telephone or other utility supplies to our offices or our support operations facilities due to a failure of a utility supplier to be Year 2000 compliant. In addition, despite assurances and testing, it is also possible that our internal systems or those of our customers and suppliers may not be Year 2000 ready.

         During the remainder of 1999 and into early 2000, the Company also faces the risk that demand for its products will be negatively affected as a result of customers delaying new software projects while they utilize their information technology resources to address the Year 2000 issue.

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

         Based on currently available information, management does not believe that the Year 2000 matters discussed above relating to internal systems and software products sold to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations; however, it is uncertain to what extent the Company may be affected by such matters. Moreover, the Company believes that the negative impact on demand for the Company's products and on the spending habits of its customers may have a negative impact on the Company's financial condition or overall trends in results of operations; however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure Year 2000 capability by a supplier, government agency or another third party would not have a material adverse impact on the Company.

Contingency Plans

         The Company believes that it has developed adequate contingency plans to address possible Year 2000 business disruptions, including formation of a Year 2000 task force to assess and mitigate risks and to implement any necessary contingency plans. The Company's contingency plans include the implementation of manual fallback procedures and other measures to ensure the availability of critical systems. However, the Company cannot establish an effective contingency plan that will allow the Company to continue its normal business operations in the event of a Year 2000 business disruption caused by the unavailability of necessary public infrastructure such as utilities and other essential governmental and private services. Due to the general uncertainty inherent in the Year 2000 problem, in the Company's case resulting primarily from the uncertainty of the Year 2000 readiness of third parties, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes to the Item 3 disclosure made in the Company's report on Form 10-K for the year ended December 31, 1998.

                          PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


3.1 - Certificate of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8
         (File No. 333-57269)).

3.2   -  Bylaws (incorporated by reference to Exhibit 3.2 to the Company's
         Form 10-Q for the quarterly period ended June 30, 1999 (File no.
         000-22409)

*10.8    Employment Agreement dated June 23, 1999 between Peter J. Chambers and
         LHS Group Inc., filed herewith.

*10.9    Employment Agreement dated July 16, 1999 between Ruedriger Hellmich and
         LHS Group Inc., filed herewith.

*10.10   Employment Agreement dated September 5, 1999 between Gary D. Cuccio and
         LHS Group Inc., and amended on October 6, 1999, filed herewith

 27   -  Financial Data schedule (for SEC use only)

*        Management contract or compensatory plan.

(b)      Reports on Form 8-K

         On July 7, 1999, the Company filed a Current Report on Form 8-K/A to correct a typographical error in a Current Report on Form 8-K/A filed on June 21, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LHS Group Inc.



Date:  November 15, 1999                     By: /s/ Peter J. Chambers
                                                 ------------------------------
                                             Peter J. Chambers
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (duly authorized and
                                             principal financial and
                                             accounting officer)

                                 EXHIBIT INDEX

Exhibit No.
-----------

3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File
         No. 333-57269)).

3.2      Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q for the quarterly period ended June 30, 1999 (File No. 000-22409)

10.8     Employment Agreement dated June 23, 1999 between Peter J. Chambers and
         LHS Group Inc., filed herewith.

10.9     Employment Agreement dated July 16, 1999 between Ruedriger Hellmich and
         LHS Group Inc., filed herewith.

10.10 Employment Agreement dated September 5, 1999 between Gary D. Cuccio and LHS Group Inc., and amended on October 6, 1999, filed herewith.

27       Financial Data Schedule (for SEC use only)