Form 10-K
period 1999-12-31
LHS GROUP INC
filed 2000-03-29
CIK 1032330

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                   (MARK ONE)

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 000-22409

                                 LHS GROUP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                                          58-2224883
(STATE OR OTHER JURISDICTION OF INCORPORATION)          (I.R.S. EMPLOYER IDENTIFICATION NO.)

                       SIX CONCOURSE PARKWAY, SUITE 2700
                             ATLANTA, GEORGIA 30328
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                 (770)280-3000
                        (REGISTRANT'S TELEPHONE NUMBER)

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

         The aggregate market value of the Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") was $2,826,284,000 at March 20, 2000, based on the closing sales price of $47.875 per share for the Common Stock on such date on the Nasdaq National Market.

         The number of shares of the registrant's Common Stock outstanding at March 20, 2000 was 59,034,654.

                      DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III will be included pursuant to General Instruction G-3 of Form 10-K in an amendment to this Annual Report on Form 10-K which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999.

                                 LHS GROUP INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                                TABLE OF CONTENTS

ITEM                                                                                                           PAGE
NUMBER                                                                                                       NUMBER
------                                                                                                       ------
                                                  PART I

1.       BUSINESS.................................................................................................4

2.       PROPERTIES..............................................................................................15

3.       LEGAL PROCEEDINGS.......................................................................................15

4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................15


                                                 PART II

5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................................16

6.       SELECTED FINANCIAL DATA.................................................................................16

7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................17

7(A).    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................28

8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................28

9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................29

                                                 PART III

10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................................30

11.      EXECUTIVE COMPENSATION..................................................................................30

12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................................30

13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................................30

                                                 PART IV

14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K..........................................30

SIGNATURES

                                     PART I

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the matters discussed in this document and in documents incorporated by reference herein may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of LHS to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed above in "Factors Affecting Future Performance". All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

ITEM 1. BUSINESS.

INTRODUCTION

         LHS Group Inc. ("LHS" or the "Company") provides client/server-based billing and customer care, enhanced messaging and call routing, customer acquisition and management, and other business and operations support solutions to providers of wireless, wireline, satellite and data communications services throughout the world. The Company was organized as a corporation under the laws of the State of Delaware in 1995.

         A majority of the Company's revenues are generated by two distinct products lines - the Business Support and Control System ("BSCS") billing and customer care solution and the Oryx enhanced services platform. The Company also generates revenue from its InfoCell ConVerge customer acquisition solution and various BSCS add-on modules and third party products. The Company's Business Support and Control System ("BSCS") software, with its Targys architecture, and add-on modules, such as the BSCS Advise decision support system, provide a scaleable, modular billing and customer care solution that can be implemented quickly and can support innovative marketing and pricing of communications services. The Company's Oryx enhanced services platform is a scaleable and modular solution that enables service providers to offer a variety of value-added services, such as enhanced messaging, pre and postpaid calling, one number and other enhanced routing services. The Company's ConVerge customer acquisition solution is a client/server based solution that enables service providers to manage customer acquisition, inventory, orders, cash, and referrals. The Company is also a licensed distributor of Athene Software's Advanced Predictive Technology ("APT") customer management platform, that, among other things, enables service providers to predict customer churn or turnover and recommends corrective action. The Company's products are used throughout the world by more than 300 service providers that service more than 60 million subscribers. Together, the Company's solutions provide a broad array of business and operations support solutions for the global communications industry.

RECENT DEVELOPMENTS

         On March 15, 2000, LHS and Sema Group plc, an English public limited company ("Sema"), announced that they had entered into a Plan and Agreement of Merger, dated as of March 14, 2000 (the "Merger Agreement"). The Merger Agreement sets forth the terms and conditions of the proposed merger of LHS and a wholly owned subsidiary of Sema, pursuant to which LHS will become a subsidiary of Sema (the "Merger").

         In the Merger, each currently outstanding share of LHS common stock will be exchanged for American Depositary Shares that represent 2.6 ordinary shares of Sema (the "Sema ADSs"). LHS shareholders may at their option elect to receive ordinary shares of Sema instead of Sema ADSs. Sema intends to have the Sema ADSs quoted on the Nasdaq National Market. The ordinary shares will trade on the London Stock Exchange and the Paris Bourse.

         LHS shares held by certain German stockholders, including LHS's Chairman of the Board, Hartmut Lademacher, will remain outstanding. In certain circumstances, these shares may be exchanged for Sema ADSs or Sema ordinary shares on the same terms as provided in the Merger.

         Completion of the Merger is subject to the satisfaction of various conditions contained in the Merger Agreement, including: (1) the approval of the Merger by the stockholders of both LHS and Sema; (2) the Securities and Exchange Commission declaring effective a registration statement relating to the Sema ADSs and ordinary shares that LHS stockholders will receive; (3) the authorization of the listing of the Sema ADSs on the Nasdaq National Market;
(4) the authorization of the listing on the London Stock Exchange and the Paris Bourse of any Sema ordinary shares issued to LHS stockholders in the Merger or upon exchange of Sema ADSs; (5) the expiration of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and (6) the receipt of any required approval under applicable English or European Union competition laws.

         The Merger Agreement contains a $105 million termination fee, payable to Sema upon certain circumstances described in the Merger Agreement. LHS has also entered into an agreement granting Sema an option to purchase up to 17.5% of its common stock (the "Stock Option Agreement"), which terminates at the termination of the Merger Agreement.

         Certain significant stockholders of both LHS and Sema, including Chairman of the Board of LHS, Hartmut Lademacher, General Atlantic Partners and France Telecom, have entered into stockholder voting agreements under which they have agreed to vote their shareholdings in favor of the Merger.

INDUSTRY BACKGROUND

         Communications Industry

         For most of this century, telecommunications service providers around the world provided wireline services in heavily regulated environments. Often characterized by monopoly dominance, the telecommunications industry offered basic telephony services and underwent little change. More recently, however, the deregulation of the telecommunications industry coupled with the development and widespread adoption of new wireless communications services, such as paging, analog cellular, digital telephony, satellite communications, the Internet and other fixed and wireless data technologies, and other emerging communication technologies, has resulted in significant growth in the number of new service providers and in the overall size of the communications services market. As existing service providers attempt to maintain market share in their traditional markets while simultaneously entering new markets, and as new entrants seek to capture market share in emerging markets, communications markets worldwide have become increasingly competitive and dynamic.

         Governments around the world continue to relax regulatory constraints on the communications industry. Within the United States, deregulation commenced in the long distance market with the breakup of AT&T in 1984 and the subsequent entry of additional long distance service providers. In 1994, the U.S. government similarly allowed new competitors to enter the cellular industry by auctioning significant radio spectrum for digital telephony, PCS and other services to new service providers. More recently, the Telecommunications Act of 1996 has increased competition across U.S. markets by allowing new and existing local and long distance wireline, wireless and cable TV companies to provide competing services. New radio spectrums will be auctioned for emerging technologies such as G3, UMDS and MMDS. Although the Telecommunications Act of 1996 and new radio spectrum used for various wireless technologies has not increased competition to the extent anticipated when the Act was passed, as a result of deregulation, the number of communications service providers in the U.S. market has increased and is expected to continue to increase.

         Outside the United States, deregulation, privatization, and new operating licenses are also resulting in the emergence of new service providers, increased competition and the broader availability of communications services. The general trend toward deregulation and the adoption in 1996 of less stringent uniform regulatory schemes within wireline markets of the European Union, Latin America and Asia, along with continued growth in European, Latin American, and Asian wireless markets, are expected to increase the number and types of services offered and to intensify competition within wireless and wireline markets across Europe. New licenses continue to be offered for various competitive offerings throughout the world.

         In conjunction with deregulation, advances in telecommunications technology have stimulated the growth in the number and types of communications service providers. In the wireless sector, the trend in technology has been to migrate from analog to digital, and to wireless data, with digital technologies promising service providers and consumers lower infrastructure costs, greater privacy, fraud protection and new, enhanced features. Most established service providers using older analog cellular standards such as AMPS (Americas and Asia), NMT (Europe and Asia) and TACS (Europe) are building new networks that utilize digital standards. Although the GSM digital standard and its derivatives have gained widespread acceptance and continue to expand, particularly among service providers in Europe and Asia, other digital telephony and PCS standards such as TDMA (U.S.) and CDMA (U.S., Canada and Asia) are being deployed rapidly. A more recent trend in wireless technology has been to offer wireless data transmission services. These rapid changes in telecommunications technology have created significant market opportunities for new and existing service providers, resulting in greater competition and a wider range of service offerings for consumers.

         During 1999, the global communications market experienced increasing consolidation on both a national and international basis with new and larger multi-national service providers such as Vodafone Airtouch. Within the United States, service providers offering common services have merged to form nationwide wireless networks. These new, larger service providers present opportunities to support very large subscriber bases and to implement technologies that can enable the consolidated service providers to migrate from several billing, customer care and enhanced services platforms to unified, enterprise-wide technologies.

         As competition intensifies, communications service providers increasingly differentiate their service offerings, not only on the basis of pricing and reliability, but also by offering value-added features, bundling multiple services and marketing innovative, targeted rate and service plans. Service providers are utilizing technology advancements to compete by offering service features in addition to basic telephony, including voice mail, call forwarding, caller identification, fax and data transmission. As service providers established in one market attempt to enter other formerly distinct markets in wireline, wireless, satellite and Internet services, many are bundling multiple services into convergent offerings to retain existing customers and to attract new customers. Increasingly, service providers are relying on innovative marketing of rate and service plans to successfully segment and attract potential customers.

         To compete effectively, communications service providers require business systems that enable innovative and flexible marketing and support multiple service offerings. These systems, which provide billing, customer care and management, and enhanced services, have become critical to the business success of service providers. Business support systems are no longer back-office operations. Service providers today demand that their support systems provide innovative and flexible marketing of services, robust customer management capabilities, subscriber data and feedback and service plan flexibility in addition to the rating, invoicing and collection features provided by yesterday's billing systems. Increasingly, business support systems are deployed by service providers as a strategic business weapon.

         Business and Operations Support Systems

         Billing and support systems for telecommunications services were first developed to meet the needs of large monopoly service providers that offered fixed line voice service, and offered a simple, single-service billing function, including rate tariffing and invoicing. These systems lacked advanced customer care functionality, which typically provides the initial establishment and management of customer accounts, assignment of phone numbers, service selection and provisioning, issuance and reporting of calling card usage, maintenance of customer history, directory listings, and generation and management of marketing feedback. While sufficient for the regulated environment in which service providers then operated, these early billing systems typically were mainframe-based, were built around proprietary, closed hardware and software platforms, and were inflexible and costly to maintain.

         The rapid advance of communications technology and the introduction of new wireless and data technologies, the deregulation of markets around the globe and the increasing importance of reducing time-to-market have motivated communications service providers to install, maintain and update advanced business support systems. These systems are essential for both existing and emerging service providers to compete effectively as they seek to introduce new services, enter new markets and offer a high level of customer service. In some cases, service providers may choose to outsource the fulfillment of these activities to service bureaus for financial or other business reasons. Regardless of whether service providers rely on a purchased solution operated internally or on an outsourced solution from a service bureau provider, a strong market opportunity exists for a billing, customer care and management, and enhanced services solutions that provide the following benefits:

         Flexibility. Communications service providers need billing and customer care, enhanced services and other business support solutions that enable innovative, sophisticated and dynamic marketing and pricing of multiple communications technologies and services, payment options, and management of their customer relationships. They also need solutions that are based on open technology standards for easy integration of third party software and different networks, including wireline, wireless, satellite and data networks.

         Rapid Time-to-Market. Service providers entering new markets for telecommunications services place a significant premium on rapid launch of services. Thus, they require solutions that can be implemented quickly.

         Proven Track Record. With little margin for error in a very competitive environment, communications service providers seek billing, customer care and management, enhanced services, and other business support solutions with a proven track record and capable of uninterrupted operation to minimize deployment risk during the critical launch of new services and to ensure the availability of services once launched.

         Scaleability. Service providers seek solutions that will scale with subscriber growth to avoid service disruption and to minimize recurring staff training and support system investments.

         Multiple Service Support. As established service providers enter new markets, business support solutions must support multiple communications services and standards. Solutions supporting wireline, wireless, data and satellite offerings enable innovative marketing of multiple services that require centralized customer billing.

         International Support. As service providers enter new geographic markets, their business support solutions must increasingly support multiple languages and currencies while providing consistent functionality across diverse market environments.

         Access to Customer Information. In the increasingly competitive market for communications services, rapid access to customer information and effective customer service is a top priority to communications service providers.

THE LHS SOLUTIONS

         The Company believes that it currently meets, and will continue to meet, the needs of a wide variety of service providers with BSCS, Oryx, InfoCell ConVerge, and its complimentary software products, and the Company's broad range of customization, installation and maintenance services.

         The LHS solutions offer the following features and benefits:

         - Flexible Solutions. LHS solutions can be tailored to each service provider's particular needs in order to keep pace with a highly competitive, dynamic market for communications services. For instance, BSCS enables service providers to dynamically update rate and pricing plans tailored to time of day, day of week, previous usage levels, call destinations, credit characteristics and numerous other marketing parameters. BSCS also allows service providers to rate based upon events, duration, volume of usage, location, time of day, and quality of service. Oryx enables service providers to offer a variety of enhanced services such as pre-paid calling, one number, and advanced messaging services. Service providers can initially purchase small systems and selected enhanced services applications and later grow their systems into very large, fully redundant systems that include a broad range of enhanced services that work seamlessly with their existing networks and services.

         - Open Architecture. LHS solutions utilize open architectures that support multiple hardware platforms and operating systems, enabling service providers to benefit from continued advances in technology. LHS solutions also support multiple wireline, wireless and data technologies. As a packaged application customized to meet the needs of each particular customer, LHS solutions offer service providers rapid installation relative to complete custom solutions and are more flexible than in-house legacy mainframe solutions. LHS' open architectures enable efficient integration of LHS solutions with leading financial, human resources, operational and other third party software applications.

         - Modular Configuration. The LHS solutions offer service providers efficient, rapid customization and cost effective implementation. The Company's modular architectures provide service providers with the flexibility to modify or add applications with little or no impact to existing LHS applications. This allows service providers to easily tailor LHS solutions to meet their unique system requirements.

         - Multiple Services and Network Technology Support. LHS solutions support and interface with multiple telecommunications technology standards with minimal modification to the software. LHS solutions currently support the GSM, CDMA, TDMA, iDEN, LDMS, MMDS, and AMPS wireless standards, as well as various satellite, wireline, paging, and data standards.

         - Comprehensive International Solutions. LHS solutions support multiple currencies and the requirements of different geographic markets. LHS solutions currently are installed in more than 70 countries and support multiple languages, including Czech, Chinese, English, French, German, Hebrew, Indian, Italian, Japanese, Korean, Polish, Portuguese, Russian and Spanish.

         - More Reliable Replacement. For established service providers with maturing legacy systems, the challenge is to upgrade to a more competitive system without putting their existing investment at risk. LHS provides smooth and reliable replacement of legacy systems with its new Targys technology. The Targys object-oriented applications increase efficiencies in workflow through faster customization and dedicated solutions. Migration to enhanced customer care and billing solutions like BSCS is easier and less expensive with the Targys technology.

         - Higher Profits Per Subscriber. As competition continues to put pressure on subscription revenues, communications service providers want to improve the average profit earned from each subscriber. Service providers offer value-added services and service bundles to increase their profit per subscriber. With the Company's Oryx product suite, service providers get a broad range of features and applications such as prepaid calling, credit/debit-card calling, call routing and enhanced messaging available in a single platform. With BSCS, service providers can now rate and bill for data services based on events, usage locations, time of day and quality of service.

         - Getting Closer To The Customer. Quality customer service requires detailed customer knowledge. The combination of LHS' BSCSAdvise decision support system and Athene Software, Inc.'s Advanced Predictive Technology ("APT") product suite provides a powerful way to extract BSCS customer information into datamarts for faster and more potent analysis of customer behavior.

         - Complete Customer Services. In addition to software, the Company provides service providers with complete solutions, including initial customization and installation and ongoing maintenance, upgrades and customer support. The Company offers ongoing maintenance and customer support at varying levels of service and pricing designed to meet the needs of the service provider.

THE LHS STRATEGY

         The Company's vision is to be the leading billing, customer care and management, and operations support system provider to the global communications industry. The Company's strategies include:

         - Remain a Market Leader in Billing and Customer Care and Enhanced Services Solutions. LHS currently has a significant installed base of wireless, wireline and satellite customers utilizing the BSCS billing and customer care system and its Oryx enhanced services platform. The Company intends to leverage its experience and broad customer base to compete for new billing and customer care and enhanced services installations worldwide.

         - Become the Market Leader in Business Support Solutions for the Convergent Communications Services Industry. The Company believes there is a significant market opportunity to leverage its position as a leading provider of client/server-based billing and customer care and enhanced services solutions, to become the market leader in comprehensive business support solutions for the growing number of service providers who offer multiple communications services.

         - Become the Leading Provider of Data and IP Business Support Solutions. Version 5.3 of LHS' BSCS billing and customer care system includes functionality to support data services GPRS, LMDS, MMDS and U-NNI Band, and Internet services (e-mail, web browsing, web hosting and newgroups). In June 1999, the Company announced a strategic alliance with XACCT Technologies, Inc., the developer of the XACCT Usage metering and mediation solution for IP networks in order to develop usage-based IP billing solutions for the global communications industry. In the first quarter of 2000, the Company announced a strategic alliance with Portal Software, Inc. to deliver a best-of-breed solution to support wireless Internet services. Through a combination of continuing to develop functionality in its own software products and strategic alliances with companies that offer complimentary technologies, the Company will pursue its strategy to become the leading provider of IP billing and support systems.

         - Expand Globally. LHS intends to continue expanding its marketing focus to be well-positioned for global growth in demand for business and operations support systems for communications services providers. The Company will continue to deploy software development, sales, service and management resources to its regional offices in Frankfurt, Germany; Atlanta, Georgia, United States; and Kuala Lumpur, Malaysia, and various local sales and project offices within the three regions, and will continue to customize its products to support additional languages and currencies. Toward this end, in early 2000, the Company signed an agreement to jointly pursue the mainland China market with its long time partner, Alcatel.

         - Expand Product and Services Offerings. Through a combination of in-house development, technology alliances such as the current XACCT, Athene and Portal agreements, and strategic acquisitions like the Priority Call transaction in 1999 and the InfoCellular transaction in 1998, the Company intends to continue to expand its product and services offerings to meet the growing and changing needs of communications service providers.

         - Develop and Maintain Customer Relations. The Company believes that the development of long-term customer relations will result in repeat business, a strong reputation for the Company within the global communications industry and opportunities for future product development. As a means to develop and maintain good customer relations, LHS holds management, consulting and sales staff accountable for the quality of relations with specific customers, each of which is assigned a dedicated contact person within the Company.

         - Leverage Third-Party Relationships. The Company seeks to maintain its relationships with leading systems integrators such as Andersen Consulting, Electronic Data Systems Corporation ("EDS"), Cap Gemini, and Logica, leading vendors of telecommunications equipment, such as Ericsson, and international telecommunications service providers, such as Telecom Italia Mobile, Bell Atlantic Global Wireless, France Telecom, and Vodaphone Airtouch. Many of these systems integrators, equipment vendors and international service providers operate on a global basis across wireless, wireline and other communications technology lines, and the Company expects these relationships to facilitate the Company's penetration of non-wireless and non-European markets. The Company also seeks to maintain its relationships with technology partners such as XACCT Technologies, Portal Software and Athene Software and expects these relationships to facilitate the Company's penetration of the data and Internet communications market and the growing customer management solutions market.

PRODUCTS

         The Company derives most of its revenues from sales of its BSCS software product and its Oryx enhanced services platform, and related services to implement and support these products. A small percentage of the Company's revenues are derived from its other software products such as Infocell ConVerge and BSCS add-on modules such as the BSCSAdvise decision support system, the VMD vendor mediation device, and the Targys-based Web Service Center.

BSCS

         BSCS is structured in a kernel/non-kernel hierarchy: the kernel comprises the set of core software modules common to all BSCS configurations, while non-kernel modules primarily provide interface functions. Kernel and non-kernel modules can be customized to meet individual carrier requirements. Kernel and non-kernel software modules are organized as follows:

         Customer Care Administration - This module enables carrier customer service representatives to establish and maintain subscriber contact by creating and maintaining account information that tracks initial service requests from service activation and through service termination. This module also supports registration of the customer data, maintenance of subscriber service and feature profiles, provisioning, sales of services and equipment, administration of contracts, initiation of on-demand bills, complaint tracking, adjustment processing and bill and payment inquiries. The Company's BSCS products provide a customer service feature that enables carrier service representatives to quickly make a variety of changes to a customer's account with a few simple keyboard strokes. These include adding discount or promotion plans, credit or debit adjustments to multiple accounts at once, based on specific selection criteria such as rate plans, service, and customer groups.

         The functionality included in the customer administration modules (as well as additional functionality) is being introduced in the Targys customer care client applications, such as the Targys Customer Inquiry application introduced in 1999.

         Network Resource Administration - After a customer service representative has initiated a subscriber's account, this module assigns subscribers a telephone number. This module also maintains an inventory of network resources, including telephone numbers and network devices. BSCS monitors the level of network resource inventory and distributes the resources to sales channels.

         Carrier Administration - The customer service representative uses this Carrier Administration module to assign a long distance carrier. In addition, this module provides roaming agreement maintenance, generates roaming bills, enables reconciliation of incoming roaming calls and supports long distance interconnect traffic settlement.

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

         Event Processing - This module allows service providers to rate calls as subscriber call records are received. Validation and pricing of call detail records are performed in this module, which also provides on-line monitoring of credit limits and customer rate plan optimization. The module has been designed to provide near real-time rating over an entire subscriber base.

         Bill Processing - This module processes bills by calculating all bill charges and creating the services invoice on a periodic basis. Key functions include tax calculation, discounting, late fee calculations, invoice scheduling, general ledger postings and revenue reporting. The module supports multiple currencies and multiple languages. BSCS also provides a revenue assurance feature that permits the carrier to track the processing of all data applicable to a bill to ensure charges are billed correctly.

         Financial Administration - This module reconciles billing with a service provider's financial records and statements and handles payments from customers. Payment processing, accounts receivable and this module enables general ledger posting activities. Payments may be made via cash, credit card, direct debit or lock-box bank transfer. The module also supports advance payments, deposits, bad debt write-offs, adjustments, corrections and account query. Delinquent accounts can be automatically identified as suspended, deactivated, or written-off. A sales administration function maintains sales force data and enables sales tracking for commission processing.

         Customizable Interface Modules - A number of customizable non-kernel interface modules are included within BSCS to enable close integration with a service provider's network and business infrastructure. These non-kernel modules are organized as follows: Call Record Input, which receives, edits, authenticates and formats call detail records into a standard event record that can be used in downstream BSCS functions such as event and bill processing; Activation, which activates, deactivates and modifies a subscriber's equipment and services at the switch; Authentication, which provides an interface to a central repository of subscriber authentication keys used in a validation algorithm to determine whether a subscriber should have network access; Payment Processing, which encompasses the acceptance, validation, and automated entry of payments and Bill Formatting, which provides service providers with the flexibility to define their own bill format, printing and delivery mechanisms.

ORYX

         LHS offers an enhanced services solution through its Oryx platform. Enhanced services are services, in addition to traditional telephone service, that improve the efficiency and effectiveness of telecommunications, such as messaging, prepaid calling and one number services. The following features distinguish the Oryx enhanced services platform from other enhanced services solutions:

         Scaleability. The Oryx platform is expandable. Scaleability is an important feature because it allows LHS to provide service to service providers with any size subscriber base and later adjust for increases in the number of subscribers.

         Modularity. LHS offers its enhanced services through individual software applications. As a result, service providers can purchase the software applications for the enhanced services they initially require and purchase further software applications as the need arises.

         Reliability. The Oryx platform offers back-up systems with automatic switchover so that no single failure will interrupt the service.

         As a result of the features listed above, service providers can initially purchase small systems and selected enhanced services software applications and grow their systems into very large, fully redundant systems that include a broad range of enhanced services that work seamlessly with their existing networks and services.

         The Company offers a variety of software applications that run on the Oryx platform. The software applications provide service providers with the opportunity to offer the following services:

         Enhanced Messaging Services. Enhanced messaging services provide subscribers the opportunity to manage their messages more efficiently. For example, subscribers can:

         -        Access and manage messages from any telephone;
         -        Store and forward messages with urgent or confidential labels;

         -        Utilize the services of an automated attendant;
         -        Return messages from voice mail with one key call return;
         -        Unify the numbers and accounts for faxes and voice mail; and
         - Receive short messages over digital handsets, including caller name, pages, emails and text messages.

         Enhanced messaging service provides an additional source of revenue for service providers, helps service providers attract and retain subscribers and, because it increases the number of completed calls, increases revenues from existing usage.

         Prepaid and Debit Calling. Prepaid calling and debit calling offer subscribers an alternative payment method. By offering prepaid calling and debit calling, service providers can expand their subscriber base to include budget-conscious individuals, such as students and business travelers, and subscribers who previously did not meet minimum credit requirements.

         One Number Service. One number service links subscribers' wired and wireless telephones, pagers, and messaging devices to a single number. This eliminates the need for callers to dial different numbers to reach subscribers at various locations. One number service provides service providers with an additional source of revenue, increases the percentage of calls that are completed and helps service providers attract and retain subscribers.

         Internet Personal Communications Management. Internet personal communications management allows subscribers to manage calls and messages on their personal computers. By using their mouse, subscribers can:

         -        Listen to voice messages;
         -        View and print faxes;
         -        Place calls; and
         -        Send voice or fax messages as email attachments.

         LHS also offers software applications that integrate voice recognition with other enhanced services permitting subscribers to dial and manipulate other enhanced services with voice commands.

INFOCELL CONVERGE

         InfoCell ConVerge is a client/server based customer acquisition and point-of-sale application. InfoCell ConVerge includes functionality for customer acquisition, inventory management, order interfaces, cash management, reference management and inventory management.

SERVICES

         The Company derives significant revenues from project consulting undertaken to customize and support its solutions for particular service providers. For BSCS, LHS offers service providers the choice of initial installation directly from the Company or through leading systems integrators, including Andersen Consulting, Cap Gemini, EDS and Logica plc. The first phase of a project typically consists of an analysis to identify and specify BSCS system tailoring requirements and to define the overall project and budget. The second phase involves customization to modify BSCS non-kernel modules to meet the resulting system specifications for that customer. The resulting custom BSCS solution is then tested and installed in the carrier's information and telecommunications infrastructure. Project duration, from initial analysis through implementation and acceptance, typically ranges from six to twelve months. The Company typically implements its Oryx enhanced services platform and InfoCell ConVerge customer acquisition solution without the involvement of third party systems integrators. As of December 31, 1999, the Company employed 631 projects and services personnel compared to 520 at December 31, 1998.

         After installation, the Company maintains close contact with the customer, even in projects implemented through a systems integrator. LHS holds management, consulting and sales personnel accountable for the quality of relations with specific customers, by assigning a consulting and sales contact to each customer, and through control over upgrades and maintenance. As a result, the Company is often well positioned to earn substantial revenues from additional customization of its solutions after installation. The Company also generates additional revenues from maintenance agreements as a carrier's subscriber base and service offerings continue to grow and expand.

         The total value of an initial contract for BSCS software and services typically ranges from $1 million to $5 million, depending on the size of the customer, the number of the subscribers serviced by the customer, the number and type of telecommunications services supported by BSCS and the scope of customization and installation requirements. The total value for an initial Oryx installation typically ranges from $500,000 to $2 million, depending on the number of systems purchased, the system configuration, and services to be offered by the carrier. Maintenance pricing is based on the level of service desired by the customer and is calculated as a percentage of the BSCS license fee or total Oryx product cost paid as of the beginning of each annual maintenance period.

PRODUCT DEVELOPMENT

         The Company directs its product development efforts toward refining and enhancing BSCS and Oryx. Significant emphasis is placed on the Company's compliance with world-wide development standards and quality benchmarks during product development. To this end, in 1998, the Company's technology group received worldwide ISO 9001 certification and in 1999, LHS Priority Call received ISO 9001 certification.

         During 1999, the Company introduced the first applications that utilize its new Targys object-oriented technology and BSCS Version 5.3. BSCS 5.3 added functionality to support the GPRS, LMDS, MMDS and U-NNI Band wireless data technologies, Internet services, such as e-mail, web browsing, web hosting and newsgroups, and long distance. BSCS 5.3 also added functionality to allow service providers to rate based upon events, duration and volume of usage, location, time of day and quality of service.

         Some of the Company's short-term focus areas for development are IP and wireless data technologies, unified messaging, local number portability, dual-mode handsets, call analysis and customer management. The Company will continue to utilize available technology to provide its clients and integrators with the best solutions. In keeping with that philosophy the Company adheres to an open interface strategy and continues to endorse object oriented programming technologies. The Company's development staff consisted of 637 employees as of December 31, 1999, compared to 442 employees as of December 31, 1998. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance-We must adopt to changes in technology, products, industry standards and customer needs."

MARKETING AND SALES

         The Company's marketing efforts are focused on targeting key service providers in each geographical market through advertising in communications industry publications, participation in trade shows, presentations at technical conferences and other initiatives. The Company relies on direct and indirect channels of distribution for its products. Its direct sales approach develops relationships with service providers through a consultative, problem-solving sales process and works closely with service providers to define and determine how their needs can be fulfilled by the Company's products. The Company had a sales organization of 156 employees as of December 31, 1999 compared to 92 employees as of December 31, 1998, and intends to expand its direct sales operations at various locations, including Frankfurt, Germany; Milan and Rome, Italy; Stockholm, Sweden; Atlanta, Miami and Boston, United States; Zurich, Switzerland; Kuala Lumpur, Malaysia; Hong Kong, China; New Delhi, India, and Sao Paulo, Brazil. Due to the sophisticated nature of the Company's products and services, the duration of a sales cycle can range from as short as thirty days to as long as one year or more. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance."

         Because third parties play an important role in the general deployment of information technology with service providers, the Company has developed a number of indirect sales channels. These indirect channels, through systems integrators and telecommunications equipment vendors, are built on relationships and references developed through cross-selling and problem-solving. LHS markets its products through a number of systems integrators and equipment manufactures, particularly for systems serving larger service providers. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance -- Our success is dependent on our relationships with consulting firms and systems integration firms."

CUSTOMERS

         The Company's products have been licensed to approximately 317 service providers in more than 70 countries, and supports a total of approximately 60 million subscribers. Much of the Company's early growth was accomplished by focusing on GSM-based wireless service providers in Europe. LHS plans to continue expanding beyond the European wireless market and to serve wireless, wireline and IP service providers around the world. LHS also plans to expand the market for its Oryx and InfoCell ConVerge products in Europe, Asia and Latin America.

         The Company had no customers that accounted for more than ten percent of its total revenues in 1999.

COMPETITION

         The markets for billing and customer care and enhanced services systems are highly competitive, and the Company expects this competition to increase. The Company competes with independent providers of billing systems and services, such as AMDOCS, Inc. ("AMDOCS"), Kenan Systems Corporation ("Kenan") (now a wholly-owned subsidiary of Lucent Technologies Inc.), Convergys Corporation, Kingston-SCL and SEMA Group plc, with systems integrators and with internal billing departments of larger telecommunications service providers. The Company's principal competitors in the enhanced services market are Comverse Technology Inc., Brite Voices Sytems, Inc., Glenayre Electronics, Inc. and Logica plc. The Company expects to continue to encounter substantial competition from its existing competitors and that additional competitors will enter the market.

         The principal competitive factors in the Company's market include responsiveness to service providers' needs, timeliness of implementation, quality and reliability of products, price, project management capability and technical expertise. The Company believes that its ability to compete depends in part on a number of competitive factors, including the development by others of software that is competitive with the Company's products and services, the price at which others offer competitive software and services, the extent of competitors' responsiveness to customer needs and the ability of the Company's competitors to hire, retain and motivate key personnel. The Company competes with a number of companies that have longer operating histories, larger customer bases, substantially greater financial, technical, sales, marketing and other resources, and greater name recognition than the Company. Current and potential competitors have established, and may establish in the future, cooperative relationships among themselves or with third parties to increase their ability to address the needs of the Company's prospective customers. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. As a result, the Company's competitors may be able to adapt more quickly than the Company to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products. There can be no assurance that the Company will be able to compete successfully with existing or new competitors. Failure by the Company to adapt to emerging market demands and to compete successfully with existing and new competitors could have a material adverse effect on the Company's business, results of operations and financial condition.

         In addition, as the Company expands, it will market its products and services to service providers in markets not currently served by the Company. Upon its entrance into these markets, the Company may encounter new competitors, many of which have significantly greater financial, technical, personnel and marketing resources than the Company. There can be no assurance that the Company will be able to properly identify and address the demands for these new markets or that the Company can continue to be competitive in its current markets Failure by the Company to maintain its competitiveness in current or new markets could have a material adverse effect on the Company's business, results of operations and financial condition. See "Part II, Item 7, Factors Affecting Future Performance -- The telecommunications billing and customer care systems industry is very competitive."

PATENTS, INTELLECTUAL PROPERTY RIGHTS, AND LICENSES

         The Company currently holds a total of four United States patents. While the Company files patent applications periodically, no assurance can be given that patents will be issued on the basis of such applications or that, if patents are issued, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted under the patents will provide significant benefits to the Company.

         In order to safeguard its unpatented proprietary know-how, trade secrets and technology, the Company relies primarily upon a combination of statutory and common law copyright, trademark, trade secret protections and non-disclosure provisions in agreements with employees and others having access to confidential information.

There can be no assurance that these measures will adequately protect the Company from disclosure or misappropriations of its proprietary information.

         The Company and its customers from time to time receive communications from third parties, including some of the Company's competitors, alleging infringement by the Company of such parties' patent rights. While such communications are common in the computer and telecommunications industries and the Company has in the past been able to obtain any necessary licenses on commercially reasonable terms, there can be no assurance that the Company would prevail in any litigation to enjoin the Company from selling certain of its products on the basis of such alleged infringement, or that the Company would be able to license any valid patents on reasonable terms.

         The Company licenses certain technology, know-how and related rights for use in the manufacture and marketing of its products, and pays royalties to third parties under such licenses and under other agreements entered into in connection with research and development financing. The Company believes that its rights under such licenses and other agreements are sufficient for the manufacturing and marketing of its products and, in the case of licenses, extend for periods at least equal to the estimated useful lives of the related technology and know-how.

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

EMPLOYEES

         As of December 31, 1999, the Company employed a total of 1,589 employees. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.


ITEM 2.  PROPERTIES

         LHS leases office space in Atlanta, Miami, Boston and San Francisco, United States; Frankfurt, and Ulm, Germany; Paris, France; Milan, Italy; Kuala Lumpur, Malaysia; Stockholm, Sweden; Zurich, Switzerland; New Delhi, India; Sao Paulo, Brazil; and Hong Kong, China. The Atlanta, Boston, Miami, Zurich, Ulm, Milan, and Frankfurt offices are also used for software development, and the Atlanta office is the Company's corporate headquarters. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.


ITEM 3.  LEGAL PROCEEDINGS

         The Company from time to time is subject to claims in legal proceedings arising in the ordinary course of business. There are currently no such claims that individually or in the aggregate are believed by management to pose any material risk to its business or financial condition.


ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

         LHS' common stock began trading on the Nasdaq National Market on May 16, 1997 under the symbol "LHSG". The common stock began trading on the Frankfurt Neuer Market Exchange on May 21, 1997 under the symbol "LHI." The following table sets forth, for the fiscal quarters indicated, the high and low sales prices of LHS' common stock as reported by Nasdaq. As of March 20, 2000, LHS had 59,034,654 shares outstanding. There were 53 holders of record of the Company's common stock on March 20, 2000.


        1999                      High                 Low
        ----                      ----                 ---
        First Quarter            $59.13              $28.63
        Second Quarter           $37.50              $25.50
        Third Quarter            $39.75              $29.19
        Fourth Quarter           $36.38              $21.00

        1998                       High                 Low
        ----                       ----                 ---
        First Quarter            $50.38              $25.50
        Second Quarter           $73.75              $44.50
        Third Quarter            $76.50              $43.94
        Fourth Quarter           $57.38              $36.75

         The Company has not declared or paid any cash dividend on its common stock since 1994. The Company currently intends to retain its future earnings, if any, to fund the development and growth of its business and therefore does not intend to pay any cash dividends in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA


                                                                       YEARS ENDED DECEMBER 31,
                                                        1999         1998         1997         1996          1995
                                                                (in thousands, except per share data)

CONSOLIDATED STATEMENT OF INCOME DATA                 $262,596     $194,118     $125,522      $67,899       $33,241
Total revenues..............................            56,778       31,099       15,350        4,025         1,246
Earnings before interest and taxes..........
Net earnings per share:
     Basic..................................             $0.67        $0.33        $0.22        $0.06        $0.01
     Diluted................................             $0.65        $0.32        $0.20        $0.05        $0.01

CONSOLIDATED BALANCE SHEET DATA
Total assets................................          $280,562     $210,324     $141,930      $56,069       $29,851
Long-term obligations.......................               985        2,772        1,245        1,693           420
Total stockholders' equity..................           208,018      155,755      100,948       21,481        13,886

---------------
(1)  See Note 2 of the Notes to Consolidated Financial Statements.
(2) The 1998 amount includes a one-time charge relating to the write off of in-process research and development of $8.2 million.
(3) The 1999 amount includes merger costs totaling $4.3 million relating to the Priority Call merger.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         On June 10, 1999, the Company completed its merger with Priority Call Management, Inc. ("PCM"), in which PCM became a wholly owned subsidiary of LHS Group Inc. The Company exchanged shares of Common Stock for all the outstanding common shares, preferred shares, and stock options or stock appreciation rights in PCM. The merger was accounted for under the pooling-of-interests method of accounting and, accordingly, the accompanying financial statements and footnotes have been restated to include the operations of PCM for all periods presented. The Company recorded a charge of $4.3 million in the second quarter ended June 30, 1999 related to direct external costs incurred as a result of the merger with PCM. PCM is a provider of network-based solutions that enable telecommunications providers to offer subscribers a range of enhanced services, including prepaid calling, credit/debit card calling, enhanced messaging and one-number "follow-me" services.

         In June 1998, the Company acquired the stock of Infocellular, Inc. ("InfoCellular") for $8.5 million, paid by the issuance of 117,885 shares of Common Stock and $1.3 million in cash. InfoCellular, which operates as a wholly-owned subsidiary of the Company, is engaged in the business of providing point of sale and customer acquisition software and related services to telecommunication service providers.

         This acquisition was accounted for under the purchase method of accounting and in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations." The Company allocated the cost of the acquisition to the assets acquired and the liabilities assumed based on their estimated fair values using valuation methods that were appropriate at the time. The acquired intangible assets included in-process technology projects, among other assets, which were related to research and development that had not reached technological feasibility and for which there was no alternative future use. The Company recorded a one time charge relating to the write-off of in-process research and development of $8.2 million for the year ended December 31, 1998, in accordance with applicable accounting pronouncements.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         REVENUES. Total revenues increased 35.3% to $262.6 million in the year ended December 31, 1999 from $194.1 million in the year ended December 31, 1998. License revenues increased 38.5% to $108.8 million in 1999 from $78.6 million, while service revenues increased 33.1% to $153.8 million from $115.6 million for the same period. Total revenues increased primarily due to the addition of new customers and license revenue from subscriber growth of existing customers and increased implementation and support revenue from existing customers.

         License revenues increased as a percentage of total revenues to 41.4% in 1999 from 40.5% in 1998, while service revenues decreased as a percentage of total revenues to 58.6% from 59.5% for the same period. This change in mix of revenues is primarily due to the timing of recurring license revenue from subscriber growth experienced by existing customers, the completion of implementation work for existing customers and the start of implementation work for new customers.

         No individual customer accounted for more than 10% of total revenues in 1999.

         COST OF SERVICES. Cost of services decreased as a percentage of total revenues to 34.0% in the year ended December 31, 1999 from 38.5% in the year ended December 31, 1998. Costs of services increased 19.5% to $89.4 million in 1999 from $74.8 million in 1998, primarily due to compensation expense associated with increased staffing for new projects in Europe, the Americas and Asia. This increase was partially offset by an increase in the productivity and efficiency of the implementation and services functions. Cost of services consists primarily of salaries and benefits of those employees associated with the installation of software products and other product support activities. It also includes third-party costs associated with systems integrators, hardware costs and costs related to providing software maintenance and end-user training to customers.

         SALES AND MARKETING. Sales and marketing expenses increased as a percentage of total revenues to 11.6% in the year ended December 31, 1999 from 10.0% in the year ended December 31, 1998. Sales and marketing expenses increased 56.8% to $30.5 million in 1999 from $19.5 million in 1998. The increase in sales and marketing expenses was principally due to the growth in the number of worldwide sales and marketing personnel responsible for developing business, particularly in Europe, Asia and Latin America and increased participation in trade shows and other worldwide marketing activities. Sales and marketing expenses consist primarily of the salaries, benefits and travel expenses of those employees responsible for acquiring new business and maintaining existing customer relationships, as well as marketing expenses related to trade publications, advertisements and trade shows.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased as a percentage of total revenues to 21.8% in the year ended December 31, 1999 from 20.5% in the year ended December 31, 1998. These expenses increased 44% to $57.2 million in 1999 from $39 million in 1998. This increase is the result of growth in the number of personnel associated with the development of new software releases in both the Americas and Europe, including ongoing development of the Company's new Targys technology. The Company has implemented its Targys Customer Server and Customer Inquiry Application for one customer in Europe and one customer in North America. The Company will continue a phased rollout of additional Targys applications during 2000.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to 9.3% of total revenues in the year ended December 31, 1999 from 10.7% in the year ended December 31, 1998. These expenses increased 16.7% to $24.3 million in 1999 from $20.8 million in 1998. This increase was principally due to increases in the number of administrative personnel and increases in office rent and other expenses incurred as a result of the general growth of the Company's business. General and administrative expenses consist primarily of salaries and benefits of management and administrative personnel, general office administration expenses such as rent and occupancy, telephone expenses and other supply costs, and fees for legal, accounting and other professional services.

         INCOME TAXES. The provision for income taxes was 37.6% and 47.7% of earnings before income taxes for the years ended December 31, 1999 and 1998, respectively. The effective tax rate was higher than the statutory tax rate of 34% primarily because of the partial deduction for merger charges in 1999 and the non-deductible write-off of in-process research and development in 1998, as well as higher tax rates in foreign countries.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         REVENUES. Total revenues increased 54.6% to $194.1 million in the year ended December 31, 1998 from $125.5 million in the year ended December 31, 1997. License revenues increased 70.0% to $78.6 million in 1998 from $46.2 million, while service revenues increased 45.7% to $115.6 million from $79.3 million for the same period. Total revenues increased primarily due to the addition of new customers and increased implementation and support revenue from existing customers.

         License revenues increased as a percentage of total revenues to 40.5% in 1998 from 36.8% in 1997, while service revenues decreased as a percentage of total revenues to 59.5% from 63.5% for the same period. This change in mix of revenues is primarily due to the timing of recurring license revenue from subscriber growth experienced by existing customers, the completion of implementation work for existing customers and the start of the implementation work for new customers.

         No individual customer accounted for more than 10% of total revenues in 1998. During 1997, o-tel-o, an LHS customer in Europe, accounted for 12% of total revenues.

         COST OF SERVICES. Cost of services decreased as a percentage of total revenues to 38.5% in the year ended December 31, 1998 from 45.1% in the year ended December 31, 1997. Costs of services increased 32.0% to $74.8 million in 1998 from $56.6 million in 1997, primarily due to compensation expense associated with increased staffing for new projects in Europe, the Americas and Asia. This increase was partially offset by an increase in the productivity and efficiency of the implementation and services functions. Cost of services consists primarily of salaries and benefits of those employees associated with the installation of software products and other product support activities. It also includes third-party costs associated with systems integrators, hardware costs and costs related to providing software maintenance and end-user training to customers.

         SALES AND MARKETING. Sales and marketing expenses decreased as a percentage of total revenues to 10.0% in the year ended December 31, 1998 from 11.6% in the year ended December 31, 1997 although sales and marketing expenses actually increased to $19.5 million in 1998 from $14.6 million in 1997. The increase in sales and marketing expenses was principally due to the growth in the number of worldwide sales and marketing personnel responsible for developing business, particularly in Europe and Asia and increased participation in trade shows and other worldwide marketing activities. Sales and marketing expenses consist primarily of the salaries, benefits and travel expenses of those employees responsible for acquiring new business and maintaining existing customer relationships, as well as marketing expenses related to trade publications, advertisements and trade shows.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased as a percentage of total revenues to 20.5% in the year ended December 31, 1998 from 17.6% in the year ended December 31, 1997. This increase in research and development costs as a percentage of revenues was principally due to increases in the number of personnel associated with the development of new releases of BSCS in both the Americas and Europe. Research and development expenses are comprised of salaries and benefits of the employees involved in product and enhancement development. All development costs are expensed by the Company as incurred.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to 10.7% of total revenues in the year ended December 31, 1998 from 13.2% in the year ended December 31, 1997. These expenses increased 25.3% to $20.8 million in 1998 from $16.6 million in 1997. This increase was principally due to increases in the number of administrative personnel and increases in office rent and other expenses incurred as a result of the general growth of the Company's business. General and administrative expenses consist primarily of salaries and benefits of management and administrative personnel, general office administration expenses such as rent and occupancy, telephone expenses and other supply costs, and fees for legal, accounting and other professional services.

         INCOME TAXES. The provision for income taxes was 47.7% and 41.7% of earnings before income taxes for the years ended December 31, 1998 and 1997, respectively. The effective tax rate was higher than the statutory tax rate of 34% primarily because the non-deductible write-off of in-process research and development in 1998 and higher tax rates in foreign countries in 1998 and 1997.

         IN-PROCESS RESEARCH AND DEVELOPMENT. During 1998, the Company completed the acquisition of InfoCellular and, in conjunction with this acquisition, the Company allocated a portion of the purchase price to in-process research and development. Since the date of acquisition, the Company has used the acquired in-process technology to develop new product offerings and enhancements, which will become part of the Company's suite of products when completed. The Company completed the development of the remaining research and development projects referred to as Brookfield and Cohasset during 1999. The Company is currently offering products to its customers, which incorporate the functionality developed in these research and development projects.

         No assurance can be given that actual revenues and operating profit attributable to acquired in-process research and development will not deviate from the projections used to value such technology. Ongoing operations and financial results for the acquired technology, and the Company as a whole, are subject to a variety of factors which may not have been known or estimateable at the date of such transaction, and the estimates discussed below should not be considered the Company's current projections for operating results for the acquired assets or licensed technology or the Company as a whole.

         The fair value of the in-process technology was based on analyses of the markets, projected cash flows and risks associated with achieving such projected cash flows. In developing these cash flow projections, revenues were estimated based on relevant factors, including aggregate revenue growth rates for the business as a whole, individual service offering revenues, characteristics of the potential market for the service offerings and the anticipated life of the underlying technology. Operating expenses and resulting profit margins were estimated based on the characteristics and cash flow generating potential of the acquired in-process research and development. The Company assumed material net cash inflows would commence in 1999. Appropriate adjustments were made to operating income to derive net cash flow, and the estimated net cash flows of the in-process technologies were then discounted to present value using a rate of return that the Company believes reflects the specific risk/return characteristics of the research and development projects. The selection of discount rates for application was based on the consideration of: (i) the weighted average cost of capital, which measures a company's cost of debt and equity financing weighted by the percentage of debt and percentage of equity in its target capital structure; (ii) the corresponding weighted average return on assets which measures the after-tax return required on the assets employed in the business weighted by each asset group's percentage of the total asset portfolio; and (iii) venture capital required rates of return which typically relate to equity financing for relatively high-risk business projects. The risk adjusted discount rate utilized in the valuation analysis of the acquired in-process technology was 20%.

         Revenues attributable to the acquired in-process technology were assumed to increase between the first three years of the six-year projection period at annual rates of 46% to 569% before decreasing over the remaining years at rates of 3% to 40% as other products are released into the marketplace. Projected annual revenue attributable to the product ranged from $1.6 million to $15.7 million over the term of the projection. This projection was based on the aggregate revenue growth rate for the business as a whole, individual product revenues, anticipated growth rates for the billing software market, anticipated product development and product introduction cycles, and the estimated life of the underlying technology. Projected revenues from the in-process research and development were assumed to peak during 2000, and decline from 2001 to 2003 as other new products are expected to enter the market.

         Gross profit was assumed to increase in the first three years of the projection period at annual rates of 46% to 569% before decreasing over the remaining years at rates of 3% to 40%, resulting in annual gross profits that ranged from $1.0 million to $10.2 million over the term of the projection.

         Operating profit was assumed to increase in the first three years of the projection from $0.01 million to $5.6 million before decreasing over the remaining years at rates of 3% to 40%, resulting in annual operating profits that ranged from $0.01 million to $5.6 million over the term of the projection.

         The Company used a discount rate of 20% for valuing the in-process research and development acquired in these transactions, which the Company believes reflected the risk associated with the completion of the individual research and development projects acquired and the estimated future economic benefits to be generated subsequent to the projects' completion.

         The in-process research and development acquired from InfoCellular consisted of the Brookfield and Cohasset technology. These new releases of the Converge software product include new features that provide the ability to recognize/accommodate multi-language and multi-currency operations and functionality that extends beyond the basic level of POS functionality. The Company estimated that this project was approximately 80% complete at the date of acquisition. At the date of valuation, the expected cost to complete these projects was approximately $1.1 million. The Company completed the projects during the third quarter of 1999 within the estimated cost of completion.

         There can be no assurance that the Company will not incur additional charges in subsequent periods to reflect costs associated with these transactions or that the Company will be successful in its efforts to integrate and further develop these technologies.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $42.3 million in 1999 compared to $21.5 million in 1998 and $15.0 million 1997. The increase in cash provided by operations in 1999, 1998 and 1997 was primarily the result of increased earnings coupled with strengthened cost controls and cash management practices.

         Net cash used in investing activities totaled $10.3 million, $28.5 million and $56.6 million during 1999, 1998 and 1997, respectively. The Company invested $10.8 million, $11.3 million and $6.8 million in furniture, fixtures and equipment during 1999, 1998 and 1997, respectively. These investments were primarily for computer hardware and software and improvements to new leased office space required to accommodate the growth in the number of employees.

         Net cash from financing activities totaled $11.5 million, $14.0 million and $66.5 million during 1999, 1998 and 1997, respectively. During 1999, 1998 and 1997, the Company received proceeds from the exercise of employee stock options totaling $13.3 million, $14.0 million and $1.9 million, respectively. In May 1997, the Company sold 4,865,000 shares of its Common Stock in an Initial Public Offering ("IPO") in which it received approximately $70.6 million, net of $7.2 million in costs of the offering.

         The Company has a short-term overdraft facility with a bank, which provides for borrowings of up to $2.5 million and bears interest at 7.5% per annum.

         The Company's Priority Call subsidiary has a security agreement with a bank, which allows the Company to borrow the lesser of (i) $2 million or (ii) 80% of eligible accounts receivable (working capital line) and up to $1 million for equipment purchases (equipment line). Borrowings under the working capital line accrue interest at the bank's prime rate (7.75% at December 31, 1999) and borrowings under the equipment line accrue interest at the bank's prime rate plus 1/2%. At December 31, 1998, the Company had a $1 million advance against the equipment line and no borrowings against the working capital line. The Company made net payments on the security agreement totaling $1.5 million and $1.2 million during 1999 and 1998, respectively. The Company made net borrowings on the security agreement during 1997 totaling $0.7 million.

         At December 31, 1999 no borrowings were outstanding under the short-term overdraft facility or the security agreement.

         At December 31, 1999 the Company did not have any material commitments for capital expenditures. The Company believes that its existing cash balances, available credit facilities, and funds generated by operations, will be sufficient to meet its anticipated working capital and capital expenditure requirements for the foreseeable future.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The Company reported comprehensive income in its statement of stockholders' equity. The adoption of SFAS 130 resulted in revised and additional disclosures but had no effect on the financial position, results of operations, or liquidity of the Company.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available which is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted SFAS 131 in 1998, and the effect of the adoption was not material to the consolidated financial statements. (see Note 12).

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. The Company is required to implement the statement in the first quarter of the year 2001. The Company has not used derivative instruments and believes the impact of adoption of this statement will not have significant effect on the financial statements.

         The American Institute of Certified Public Accountants issued SOP 97-2, SOP 98-4 and SOP 98-9 to clarify guidance on applying generally accepted accounting principles to software transactions and to provide guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. The Company adopted this guidance during 1997. Such adoption had no effect on the Company's methods of recognizing revenue.

         On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition principles comply with SAB 101.

                   RISK FACTORS AFFECTING FUTURE PERFORMANCE

         A failure to complete our merger with Sema Group plc may result in a material adverse effect on our business and results of operations.

         On March 14, 2000, we entered into a plan and agreement of merger with Sema Group plc pursuant to which LHS would become a subsidiary of Sema. We expect for this merger to be completed in the second half of 2000. The announcement of the pending transaction may have adverse effects on our business and operations. Employees that are key to our continuing successful operation may leave LHS as a result of the pending transaction. Customers who do not believe that the transaction will be favorable to their relationship with LHS in terms of the future quality of the products and services we provide to them or otherwise may decide to terminate or diminish in some way their relationship with LHS. Potential customers of LHS may delay entering into, or decide not to enter into, a business relationship with LHS because of the pending transaction with Sema. Any of the factors discussed above may result in a material adverse effect on our business and results of operations. In addition, if the transaction is not consummated on schedule or at all, for any reason, including without limitation, reasons that would result in our making substantial payments to Sema or other parties, our business, financial condition and results of operations would be materially adversely affected. See "Item 1 - Business."

         We must adapt to changes in technology, products, industry standards and customer needs.

         The telecommunications industry is characterized by rapidly changing technology and evolving industry standards. Also, customer needs frequently change, and competitors constantly introduce new products and services. To be successful, we must:

         -        use leading technologies effectively;
         -        continue developing our technical expertise;
         -        enhance our existing products and services;
         -        develop new products and services;
         - meet changing customer needs on a timely and cost-effective basis; and,
         - introduce scaleable solutions that support our customers' growing subscriber bases

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

         We may not effectively manage our growth.

         Over the last three years, we have greatly expanded our operations, placing considerable demand on our administrative, operational and financial personnel and systems. Further expansion may place additional strains on our resources. To address these expansion issues, we may have to make substantial expenditures and devote further management time and resources to:

         - improve or replace our management information, financial and other reporting systems;
         -        standardize installation methods;
         -        further develop our infrastructure;
         - develop and coordinate strategies, operations and product development among our operations in the Americas, Europe and Asia;
         -        maintain customer satisfaction;
         -        manage changing business conditions; and
         - recruit, train and retain qualified consulting, technical, sales, financial, marketing and management personnel.
         -        integrate acquired businesses

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

         We provide customized billing and customer handling systems to communications service providers. Although no single customer accounted for more than 10% of our revenues in 1999, we have traditionally relied upon, and expect to continue to rely upon, large contracts from a limited number of customers. This can cause our revenues and earnings to fluctuate between quarters based on the timing of orders and realization of revenues from these orders.

         Some of the communications industry's established players are forming alliances, while others are consolidating. If a consolidation or alliance involves one of our customers, that customer may switch to another billing system. In addition, none of our major customers has any obligation to purchase additional products or services from us. The loss of one or more of our major customers because of industry consolidation or otherwise would likely result in a material adverse effect on our business, operating results and financial condition.

         Our success depends on developing relationships with new customers in a very competitive communications market.

         The global communications services markets have grown significantly and become much more competitive in recent years. This growth may not continue, and we may not be able to successfully market and sell our products in these competitive markets. It is critical to our continued success that we develop relationships with new customers. Our failure to develop relationships with new customers, or the failure of our customers to compete effectively in the telecommunications market, would likely result in a material adverse effect on our business, operating results and financial condition.

         Many of our potential customers are new entrants in the communications services markets and lack significant financial and other resources. We may be required to offer them alternative pricing arrangements, including deferred payments, if we want these new market entrants to be our customers. We may not be able to develop customer relationships with these new entrants, but even if we do, there is no guarantee that these customers will be successful. If they are not successful, they may reduce or discontinue their purchases from us and we may be unable to collect payments from these customers. Any one of these factors could have a material adverse effect on our business, operating results and financial condition.

         Expansion of our products and services into new geographic markets and applications may be unsuccessful.

         We plan to continue expanding our products and services into new geographic markets and to service providers offering new applications of their communications services. Our failure to successfully establish ourselves in new markets would likely result in a material adverse effect on our business. Likewise, delays in the introduction of new communications technologies may result in decreased demand for our products and services for use in connection with new communications services.

         Our strategy of expanding our business through acquisitions of and mergers with other businesses and technologies presents special risks.

         LHS may continue to expand through the acquisition of and mergers with businesses, technologies, products, and services from other businesses. Acquisitions involve a number of special problems, including:

         - difficulty integrating acquired technologies, operations and personnel with the existing business;
         - diversion of management attention in connection with both negotiating the acquisitions and integrating the assets;
         - strain on managerial and operational resources as management tries to oversee larger operations;
         -        exposure to unforeseen liabilities of acquired companies;
         - potential issuance of securities in connection with the acquisition which securities lessen the rights of holders of our currently outstanding securities;
         -        the need to incur additional debt; and
         - the requirement to record additional future operating costs for the amortization of goodwill and other intangible assets, which amounts could be significant.

         We may not be able to successfully address these problems. Moreover, our future operating results will depend to a significant degree on its ability to successfully manage growth and integrate acquisitions. In addition, companies whom we may acquire or with which we may merge may be early-stage companies with limited operating histories and limited or no revenues. We may not be able to successfully develop these young companies into profitable units of LHS.

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

         Obstacles we may encounter to forging long-term relationships with consulting and systems integration firms include:

         - we have no exclusive agreements with any consulting and systems integration firms;
         - many consulting and systems integration firms have more established relationships with our principal competitors; and

         - many consulting and systems integration firms have the resources to compete with us by developing their own products and services.

         These firms may discontinue their relationships with us and/or develop relationships with our competitors. Our inability to establish and maintain effective, long-term relationships with these firms, and their failure to meet the needs of our customers, would likely adversely affect our business.

         Prior to 1996, we had contracts pursuant to which we gave certain systems integration firms our kernel source code and the right to market and sell versions of our products that these firms independently modified. A few U.S. service providers had problems with our products as modified and installed by these firms. This damaged our reputation and credibility and that of our products, and we may have lost the confidence of the affected service providers. Although we have terminated all of these types of contracts, there may be further damage to our reputation and credibility in the U.S. that could have a material adverse effect on our business.

         The communications billing and customer care and enhanced services systems industries are very competitive. We expect competition to increase in the future.

         Some of the independent providers we compete with are:

         -        Alltel
         -        AMDOCS
         -        Convergys
         -        Kenan
         -        Kingston-SCL
         -        Portal Software
         -        SEMA Group
         -        Comverse Technology
         -        Brite Voice
         -        Glenayre
         -        Logica

         We also compete with systems integrators and internal billing departments of larger telecommunications service providers.

         Many of our competitors have advantages over us, including:

         -        longer operating histories;
         -        larger customer bases;
         - substantially greater financial, technical, sales, marketing and other resources; and
         -        greater name recognition.

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

         We believe that our ability to compete successfully in our markets is affected by these principal factors:

         -        development of competing software and services;
         -        price of competing software and services;
         -        responsiveness to customer needs; and
         -        hiring, retaining and motivating key personnel.

         Our failure to adapt to market demands and to compete successfully with existing and new competitors would have a material adverse effect on our business.

         As we expand, we will market our products and services to service providers in markets that we do not currently serve. We may encounter new competitors upon entry into these markets that may have greater financial, technical, personnel and marketing resources than we do. We cannot assure you that we will be able to successfully identify and address the demands for these new markets or that we can continue to compete effectively in our current markets. Our failure to maintain our competitiveness in current or new markets would have a material adverse effect on our business, operating results and financial condition.

         Our success depends upon our ability to attract and retain key personnel.

         Our future success depends in large part on the continued service of our key management, sales, product development and operational personnel, including Gary Cuccio, our Chief Executive Officer. Since it is our goal to continue our expansion, our success also depends on our ability to attract and retain highly qualified technical, managerial, sales and marketing personnel. Competition is intense for the recruitment of highly qualified personnel in the software and telecommunications services industry. We may not be able to successfully retain or integrate existing personnel or identify and hire additional personnel. Our inability to hire and retain qualified personnel would likely have a material adverse effect upon our current business, new product development efforts and future business prospects. We do not currently maintain key person insurance coverage for any of our employees.

         The success of our international business operations is subject to many uncertainties.

         We conduct a substantial portion of our business outside of the Americas. In each of 1998 and 1999, our sales outside the Americas represented approximately 60% of our total revenues. We expect a majority of our revenues to continue to be provided from our European and Asian operations. Our international business may be adversely affected by the following:

         -        unexpected changes in regulatory requirements;
         -        tariffs and other trade barriers;
         - difficulties in customizing our products for use in foreign countries;
         -        longer accounts receivable payment cycles;
         -        difficulties in managing international operations;
         - availability of trained personnel to install and implement our systems;
         -        political instability;
         - potentially adverse tax obligations; restrictions on the repatriation of earnings; and, the burdens of complying with a wide variety of foreign laws and regulations.

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

         Certain of our potential customers may require financing to fund purchases of our products. In particular, our ability to increase sales to start-up telecommunications service providers with limited financial resources in the future will depend significantly upon our ability to arrange financing for these customers. We may not be able to successfully implement a vendor financing program for these customers or to assist them in obtaining alternative financing for our products. In such event, we will have decreased revenues.

         Exchange rate fluctuations between the U.S. dollar and other currencies in which we do business may result in currency translation losses.

         A significant portion of our revenues are denominated in the German Deutsche Mark. We also have revenues denominated in the Swiss Franc and the Malaysian Ringgit. The value of the German Deutsche Mark against the Euro was fixed upon the introduction of the Euro in January 1, 1999. Consequently, fluctuations in exchange rates between the U.S. Dollar and the Euro, Swiss Franc and Malaysian Ringitt may have a material adverse effect on our business, operating results and financial condition and could also result in significant exchange losses. Foreign currency transaction gains and losses are a result of transacting business in certain foreign locations in currencies other than the functional currency of the location. We attempt to balance our revenues and expenses in each currency to minimize net foreign currency risk. To the extent that we are unable to balance revenues and expenses in a currency, fluctuations in the value of the currency in which we conduct our business relative to the functional currency have caused and will continue to cause currency transaction gains and losses. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations.

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

         Because of our significant operations in Europe, we are particularly exposed to risks resulting from the conversion by certain European Union member states of their respective currencies to the Euro as legal currency on January 1, 1999. The conversion rates between such European Union member states' currencies and the Euro have been fixed by the European Union's council; however, the mandatory switch to the Euro will not occur until June 30, 2002. We will be modifying our software during the period of conversion to the Euro and intend to complete such work and have our products Euro compliant by such time. Risks to us related to the conversion of the Euro include:

         - effects on pricing due to increased cross-border price transparency;
         - costs of modifying information systems, including both software and hardware;
         - costs of modifying our software products to accommodate Euro conversion;
         - costs of relying upon third parties whose systems also require modification;
         -        changes in the conduct of business; and
         -        changes in the currency exchange rate.

         The actual effects of the Euro conversion could have a material adverse effect on our business, operating results and financial condition.

         We have only limited protection of our proprietary rights and technology.

         We rely primarily on a combination of registered patents, and statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights and technology. These laws and contractual provisions provide only limited protection. We have only a limited number of registered copyrights, trademarks and patents. It may be possible for a third party to copy or otherwise obtain and use our technology without authorization or to develop similar technology independently. Also, the laws of certain countries in which we sell our products do not offer as much protection of our proprietary rights as the laws of the United States. Unauthorized copying or misuse of our products or proprietary rights could have a material adverse effect on our business, operating results and financial condition.

         We may not be successful in avoiding claims that we infringe others' proprietary rights.

         Many patents, copyrights and trademarks have been issued in the general areas of information and communications. We expect that software developers will be increasingly subject to infringement claims as the number of products and competitors providing products and services to the telecommunications industry grows. Third parties may claim that our current or future products infringe their proprietary rights. Infringement claims, with or without merit, could

         -        result in costly litigation;
         -        require significant management resources;
         -        cause product shipment delays;

         - require us to enter into unfavorable royalty or licensing agreements
         - cause us to discontinue the use of the challenged trade name, service mark or technology; or
         -        pay money damages.

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

         There may be significant volatility in the market price of our common stock. The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Factors such as the following will vary from period to period:

         -        actual or anticipated operating results;
         -        growth rates;
         -        changes in estimates by analysts;
         -        industry conditions;
         -        competitors' announcements;
         -        regulatory actions; and
         -        general economic conditions.

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

         We have approximately 59 million shares of common stock outstanding. Approximately 45 million of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, except for any shares purchased by our "affiliates," as defined in Rule 144 under the Securities Act. Approximately 14 million of the shares of common stock outstanding are "restricted securities" as defined in Rule 144. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or an exemption under the Securities Act. In addition, we have registered under the Securities Act 16 million shares of common stock issuable under our Long-Term Incentive Plan.

         Certain of our stockholders are entitled to demand and piggyback registration rights with respect to the shares that they own. Once registered, such shares generally will be eligible for immediate sale in the public market.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         A significant portion of the Company's operations consist of software license sales and software implementation, support and project consulting services in foreign countries, primarily in Europe (including Eastern Europe), Asia and Latin America. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates when the Company is paid in foreign currencies and weak economic conditions in the foreign markets in which the Company licenses and implements its software products. The Company's operating results are affected by changes in exchange rates between the U.S. Dollar and the Euro, German Deutsche Mark, Swiss Franc, and Malaysian Ringitt. When the U.S. Dollar strengthens against these foreign currencies, the value of our non-functional currency revenues decreases. When the U.S. Dollar weakens, the value of our functional currency revenues increases. Overall, the Company is a net receiver of currencies other than the U.S. Dollar and, as such, the Company benefits from a weaker U.S. Dollar and is adversely affected by a stronger U.S. Dollar relative to major currencies worldwide. However, the Company believes that its exposure to foreign currency exchange rate risk at December 31, 1999 was not material.

         The Company does not engage in trading of market-risk sensitive instruments. The Company also does not purchase for investment, hedging or for purposes "other than trading", instruments that are likely to expose it to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has issued no debt instruments, entered into no forward or futures contracts, purchased no options and entered into no swaps.

         The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on the Company's cash equivalents and short-term investments. To mitigate the impact of fluctuations in U.S. interest rates, the Company generally maintains the majority of its investments in fixed rate debt instruments. Because the Company has no outstanding balances in its loans or credit facilities, it is not exposed to interest rate risk in connection with its operating expenses.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and financial statement schedules in Part IV, Item 14 of this annual report are incorporated by reference into this
Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Pursuant to General Instruction G(3) of Form 10-K, information concerning the directors and executive officers of LHS will be set forth in the Company's 2000 Proxy Statement or will be set forth in an amendment to this Annual Report on Form 10-K which will be filed no later than 120 days after December 31, 1999. Such information to the extent not included herein is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         Pursuant to General Instruction G (3) of Form 10-K, information concerning executive compensation will be set forth in the Company's 2000 Proxy Statement or will be set forth in an amendment to this Annual Report on Form 10-K which will be filed no later than 120 days after December 31, 1999. Such information to the extent not included herein is incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Pursuant to General Instruction G (3) of Form 10-K, information concerning security ownership of certain beneficial owners and management, will be set forth in the Company's 2000 Proxy Statement or will be set forth in an amendment to this Annual Report on Form 10-K which will be filed no later than 120 days after December 31, 1999. Such information to the extent not included herein is incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to General Instruction G (3) of Form 10-K, information concerning certain relationships and related transactions, will be set forth in the Company's 2000 Proxy Statement or will be set forth in an amendment to this Annual Report on Form 10-K which will be filed no later than 120 days after December 31, 1999. Such information to the extent not included herein is incorporated by reference.


                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)1.    CONSOLIDATED FINANCIAL STATEMENTS

         The following consolidated financial statements of LHS Group Inc. are filed herewith, beginning on page F-1 through page F-23.

         -        Report of Independent Accountants

         -        Consolidated Balance Sheets as of December 31, 1999, and 1998

         - Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997

         - Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997

         - Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

         -        Notes to Consolidated Financial Statements

2.       CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statement schedule of LHS Group Inc. is set forth on page 33 hereof:


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


EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
                  -----------------------

  2.1    Agreement and Plan of Merger by and between LHS Group Inc., Priority
         Call Management, Inc. and Patriot Acquisition Corp. dated as of April
         20, 1999 (Incorporated by reference from Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-77557)).

  2.2    Plan and Agreement of Merger, dated as of March 14, 2000, among LHS
         Group Inc., Sema Group plc and SG Acquisition Corporation (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form
         8-K).

  2.3    Stock Option Agreement, dated as of March 14, 2000, among LHS Group
         Inc. and Sema Group plc (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on March 14, 2000).

  3.1 Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File
         No. 333-57269)).

  3.2 By-Laws, as amended (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q for the quarterly period ended June 30, 1999).

  4      Specimen Common Stock Certificate. (Incorporated by reference to
         Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File
         No. 333-22195)).

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


*10.7    Employment Agreement dated March 19,1999, between Stefan Sieber and LHS
         Group Inc. (Incorporated by reference to Exhibit 10.7 the Company's
         Form 10-Q for the quarterly period ended June 30, 1999) .

*10.8    Employment Agreement dated June 23, 1999 between Peter J. Chambers and
         LHS Group Inc. (Incorporated by reference to Exhibit 10.8 to the
         Company's Form 10-Q for the quarterly period ended September 30, 1999).

*10.9    Employment Agreement dated July 16, 1999 between Reudiger Hellmich and
         LHS Group Inc., and amended on October 6, 1999 (Incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q for the quarterly period ended September 30, 1999).

*10.10   Employment Agreement dated September 5, 1999 between Gary D. Cuccio and
         LHS Group Inc., and amended on October 6, 1999 (Incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q for the quarterly period ended September 30, 1999).

21.1     List of Subsidiaries - filed herewith.

23.1     Consent of Ernst & Young LLP - filed herewith.

23.2     Consent of Arthur Andersen LLP - filed herewith.

27       Financial Data Schedule - filed herewith.

*        Management contract or compensatory plan.


(B)      REPORTS ON FORM 8-K

         The Company filed on Current Report on Form 8-K on October 21, 1999 to announce certain consolidated financial information for the quarter and nine month period ended September 30, 1999.

                                  SCHEDULE II


                                                                          ADDITIONS
                                                                -----------------------------
                                                BALANCE AT      CHARGED TO         CHARGED TO                        BALANCE AT
                                               BEGINNING OF     COSTS AND            OTHER                             END OF
DESCRIPTION                                      PERIOD           EXPENSES          ACCOUNTS         DEDUCTIONS        PERIOD
Year ended December 31, 1999
  Allowance for doubtful accounts                $ 3,716          $ 2,541                            $(1,269)(1)        $ 4,988
  Valuation Allowance for Deferred Taxes         $(2,423)                                            $ 2,423

Year ended December 31, 1998
  Allowance for doubtful accounts                $ 1,516          $ 3,547                            $(1,347)(1)        $ 3,716
  Valuation Allowance for Deferred Taxes         $(2,763)                           $ 340                               $(3,423)

Year ended December 31, 1997
  Allowance for doubtful accounts                $   360          $ 1,168                            $   (12)           $ 1,516
  Valuation Allowance for Deferred Taxes         $(2,257)                           $(506)                              $(2,763)



(1) Uncollectible accounts written off, net of recoveries




                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 28, 2000 by the undersigned, thereunto duly organized.

                               LHS GROUP INC.


                               By: /s/ Gary D. Cuccio
                                   ------------------
                               Gary D. Cuccio
                               President, Chief Executive Officer and Director


         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary D. Cucio, Peter Chambers, and Scott
A. Wharton, and each of them, with the power to act without the other, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file any of the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or their substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 28, 2000.


SIGNATURE                      TITLE
---------                      -----


/s/ Gary D. Cuccio             President, Chief Executive Officer and Director
----------------------         (Principal Executive Officer)
Gary D. Cuccio


/s/ Peter Chambers             Executive Vice President, Chief Financial Officer and Treasurer
----------------------         (Principal Financial and Accounting Officer)
Peter Chambers

/s/ Hartmut Lademacher         Chairman
----------------------
Hartmut Lademacher

/s/ Ulf Bohla                  Director
----------------------
Ulf Bohla

/s/ William E. Ford            Director
----------------------
William E. Ford

/s/ William O. Grabe           Director
----------------------
William O. Grabe

/s/ George F. Schmitt          Director
----------------------
George F. Schmitt

/s/ Vincenzo Damiani           Director
----------------------
Vincenzo Damiani

                         Report of Independent Auditors

The Board of Directors
LHS Group Inc.

We have audited the accompanying consolidated balance sheets of LHS Group Inc. (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Priority Call Management, Inc., which statements reflect total assets constituting 10.3% at December 31, 1998 and revenues constituting approximately 15.9% and 16.0%, for the years ended December 31, 1998 and 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Priority Call Management, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LHS Group Inc. at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ ERNST & YOUNG LLP


February 17, 2000
Atlanta, Georgia

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Priority Call Management, Inc.:

         We have audited the accompanying consolidated balance sheets of Priority Call Management, Inc. (a Massachusetts corporation) and subsidiary as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Priority Call Management, Inc. and subsidiary as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                             /s/ Arthur Andersen LLP

Boston, Massachusetts
February 4, 1999

                                 LHS Group Inc.

                           Consolidated Balance Sheets

                                                                                 DECEMBER 31
                                                                             1999            1998
                                                                        ------------------------------
                                                                        (In thousands of U.S. Dollars,
                                                                             except share data)
ASSETS
Current assets:
   Cash and cash equivalents .......................................      $  86,888       $  46,794
   Short-term marketable debt securities ...........................         49,009          62,218
   Trade accounts receivable, net of allowance for
     doubtful accounts of $4,988 and $3,716 ........................         91,910          68,189
   Prepaid expenses and other current assets .......................         10,482           8,251
   Deferred income taxes ...........................................          3,658              --
                                                                          -------------------------
Total current assets ...............................................        241,947         185,452

Furniture, fixtures and equipment:
   Computer equipment ..............................................         11,316          15,076
   Purchased computer software .....................................          9,822           7,267
   Furniture and fixtures ..........................................         16,390           8,005
   Other ...........................................................          3,834           2,835
                                                                          -------------------------
                                                                             41,362          33,183
Allowance for depreciation and amortization ........................        (20,413)        (14,050)
                                                                          -------------------------
                                                                             20,949          19,133

Deferred income taxes ..............................................             --             914
Long-term investments ..............................................         11,800              --
Intangible assets net of accumulated amortization of $1,256 and $495          2,962           3,949
Other ..............................................................          2,904             876
                                                                          -------------------------
Total assets .......................................................      $ 280,562       $ 210,324
                                                                          =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................................      $   9,255       $  10,253
   Accrued expenses and other liabilities ..........................         21,211          20,798
   Deferred revenues ...............................................         15,929           7,712
   Income taxes payable ............................................         25,164           8,907
   Deferred income taxes ...........................................             --           4,127
                                                                          -------------------------
Total current liabilities ..........................................         71,559          51,797

Other long-term obligations ........................................            985           2,772

Stockholders' equity:
   Common stock ($.01 par value) 200,000,000 shares authorized;
      58,363,175 and 56,726,234 shares issued and outstanding ......            583             567
   Additional paid-in capital ......................................        150,922         125,628
   Retained earnings ...............................................         68,626          30,193
   Note Receivable .................................................             --            (525)
   Accumulated other comprehensive income ..........................        (12,113)           (108)
                                                                          -------------------------
Total stockholders' equity .........................................        208,018         155,755
                                                                          -------------------------
Total liabilities and stockholders' equity .........................      $ 280,562       $ 210,324
                                                                          =========================

See accompanying notes.

                                 LHS Group Inc.

                        Consolidated Statements of Income


                                                                             YEAR ENDED DECEMBER 31
                                                                     1999            1998             1997
                                                              -----------------------------------------------------
                                                              (In thousands of U.S. Dollars, except per share data)
Revenues:
   License .................................................      $ 108,774       $  78,560       $  46,215
   Service .................................................        153,822         115,558          79,307
                                                                  -----------------------------------------
Total ......................................................        262,596         194,118         125,522

Cost of services ...........................................         89,383          74,793          56,643
                                                                  -----------------------------------------
Gross margin ...............................................        173,213         119,325          68,879

Operating expenses:
   Sales and marketing .....................................         30,531          19,477          14,611
   Research and development ................................         57,270          39,721          22,116
   General and administrative ..............................         24,314          20,828          16,622
   Cost of purchased in-process research and development
     related to computer software technology ...............             --           8,200              --
   Merger charges ..........................................          4,320              --              --
                                                                  -----------------------------------------
                                                                    116,435          88,226          53,349
                                                                  -----------------------------------------

Earnings before interest and taxes .........................         56,778          31,099          15,530
Interest (income) expense, net .............................         (4,844)         (4,619)         (2,391)
                                                                  -----------------------------------------
Earnings before income taxes ...............................         61,622          35,718          17,921

Income taxes ...............................................         23,189          17,033           7,470
                                                                  -----------------------------------------
Net earnings ...............................................      $  38,433       $  18,685       $  10,451
                                                                  =========================================

Net earnings per share:
   Basic ...................................................      $    0.67       $    0.33       $    0.22
                                                                  =========================================
   Diluted .................................................      $    0.65       $    0.32       $    0.20
                                                                  =========================================

Shares used in per share calculation (Note 2)
   Basic ...................................................         57,359          55,838          46,913
                                                                  =========================================
   Diluted .................................................         59,206          59,159          53,376
                                                                  =========================================


See accompanying notes.

                                 LHS Group Inc.
                 Consolidated Statements of Stockholders' Equity



                                                                                                             Accumulated
                                     Preferred Stock     Common Stock    Additional                             Other
                                  ------------------------------------    Paid-in       Note      Retained  Comprehensive    Total
                                   Shares   Amount    Shares    Amount    Capital    Receivable   Earnings     Income       Equity
                                  -------------------------------------------------------------------------------------------------
                                     (In thousands of U.S. Dollars,
                                           except share data)
Balance December 31, 1996 (1) ..   225,000   $  2   35,106,684   $ 351   $  20,579     $  --      $  1,057    $   (508)   $  21,481
  Comprehensive income:
    Net earnings ...............        --     --           --      --          --        --        10,451          --       10,451
    Translation adjustment .....        --     --           --      --          --        --            --      (4,402)      (4,402)
                                                                                                                          ---------
                                                                                                                              6,049
  Issuance of common stock,
    net of costs of issuance ...        --     --    9,730,000      97      70,533        --            --          --       70,630
  Conversion of preferred
   stock into common ...........  (225,000)    (2)   9,000,000      90         (88)       --            --          --            -
  Exercise of stock options ....        --     --      700,710       7       1,850        --            --          --        1,857
  Tax benefit relating to
    stock options                       --     --           --      --         931        --            --          --          931
                                  -------------------------------------------------------------------------------------------------
Balance December 31, 1997 (1) ..        --     --   54,537,394     545      93,805        --        11,508      (4,910)     100,948
  Comprehensive income:
    Net earnings ...............        --     --           --      --          --        --        18,685          --       18,685
    Translation adjustment .....        --     --           --      --          --        --            --       4,802        4,802
                                                                                                                          ---------
                                                                                                                             23,407
  Issuance of common stock
    in connection with business
    acquisition ...............         --     --      117,885       1       7,022        --            --          --        7,023
  Exercise of stock options ....        --     --    2,070,955      21      14,544      (525)           --          --       14,040
  Tax benefit relating to
    stock options .....                 --     --           --      --      10,161        --            --          --       10,161
  Compensation expense related
    to stock options ...........        --     --           --      --          96        --            --          --           96
                                  -------------------------------------------------------------------------------------------------

Balance December 31, 1998 (1) ..                    56,726,234     567     125,628      (525)       30,193        (108)     155,755
  Comprehensive income:
    Net earnings ...............        --     --           --      --          --        --        38,433          --       38,433
    Translation adjustment .....        --     --           --      --          --        --            --     (12,005)     (12,005)
                                                                                                                          ---------
                                                                                                                             26,428
  Repayment of Note Receivable .        --     --           --      --          --       525            --          --          525
  Exercise of stock options ....        --     --    1,636,941      16      13,294        --            --          --       13,310
  Tax benefit relating to
    stock options .....                 --     --           --      --      12,000        --            --          --       12,000
                                  -------------------------------------------------------------------------------------------------
Balance December 31, 1999 ......        --   $ --   58,363,175   $ 583   $ 150,922     $  --      $ 68,626     (12,113)   $ 208,018
                                  =================================================================================================


See accompanying notes.

                                 LHS Group Inc.

                      Consolidated Statements of Cash Flows

                                                                          YEAR ENDED DECEMBER 31
                                                                     1999          1998           1997
                                                                  --------------------------------------
                                                                      (In thousands of U.S. Dollars)
OPERATING ACTIVITIES
Net earnings ...............................................      $ 38,433       $ 18,685       $ 10,451
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
     Depreciation and amortization .........................         9,597          5,625          2,955
     Provision for deferred income taxes ...................        (6,871)         1,229          3,754
     Write-off of  in-process  research  and  development
       related to computer software technology .............            --          8,200             --
     Changes in operating assets and liabilities:
       Trade accounts receivable ...........................       (28,025)       (26,404)       (11,313)
       Prepaid expenses and other current assets ...........        (8,671)          (654)        (1,600)
       Accounts payable ....................................          (714)         1,093          5,085
       Accrued expenses and other liabilities ..............         6,627            243          7,621
       Deferred revenues ...................................         8,746          1,933         (3,644)
       Income taxes payable ................................        23,170         11,548          1,666
                                                                  --------------------------------------
Net cash provided by operating activities ..................        42,292         21,498         14,975

INVESTING ACTIVITIES
Additions of furniture, fixtures and equipment .............       (10,829)       (11,258)        (6,844)
Purchase of investments ....................................         2,631        (13,879)       (49,560)
Acquisition of business, net of cash acquired ..............            --         (2,955)            --
Other ......................................................        (2,092)          (395)          (240)
                                                                  --------------------------------------
Net cash used in investing activities ......................       (10,290)       (28,487)       (56,644)

FINANCING ACTIVITIES
Proceeds from issuance of common stock .....................        13,325         14,039         72,487
Proceeds from bank borrowings ..............................            --          1,000            500
Repayment of bank borrowings ...............................        (1,520)          (327)        (1,661)
Repayment to former shareholder ............................            --             --         (4,153)
Other ......................................................          (251)          (670)          (629)
                                                                  --------------------------------------
Net cash provided by financing activities ..................        11,554         14,042         66,544

Effect of exchange rate differences on cash ................        (3,462)         5,580           (211)
                                                                  --------------------------------------
Increase in cash and cash equivalents ......................        40,094         12,633         24,664
Cash and cash equivalents at beginning of period ...........        46,794         34,161          9,497
                                                                  --------------------------------------
Cash and cash equivalents at end of period .................      $ 86,888       $ 46,794       $ 34,161
                                                                  ======================================

ADDITIONAL CASH FLOW INFORMATION
Cash paid for interest .....................................      $    348       $    325       $    198
                                                                  ======================================
Cash paid for income taxes .................................      $  3,024       $  1,386       $    260
                                                                  ======================================


See accompanying notes.

                                 LHS Group Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999
                         (In Thousands of U.S. Dollars)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of LHS Group Inc. and its wholly-owned subsidiaries ("LHS Group" or the "Company"). Significant intercompany accounts and transactions have been eliminated in preparing the accompanying financial statements.

In June 1999, the Company acquired Priority Call Management, Inc. ("Priority Call") in a transaction accounted for as a pooling of interests (see note 4 where discussed). The Company's consolidated financial statements and the notes to the consolidated financial statements have been restated to include the results of Priority Call for all periods presented.

Business Activity and Basis of Revenue Recognition

The Company provides scaleable client/server-based billing and customer care solutions to carriers in the telecommunications industry. Solutions based on the Company's software products enable carriers to offer flexible, customer-tailored, cost-effective billing and customer care services in the wireless and wireline telecommunications markets. LHS configures its proprietary software tools to give each carrier a flexible and cost-effective billing solution tailored to specific network technology and marketing needs.

The Company derives revenues from license fees and fees for its services. License revenues consist of license fees for the Company's client/server-based software and service revenues consist of fees for implementation and production support services. The typical BSCS license is perpetual and non-refundable by the Company.

The Company's customers often require significant customization of the software products and, therefore, the license and service fees are recognized as long term contracts in conformity with Accounting Research Bulletin ("ARB") No. 45 "Long Term Construction Type Contracts", Statement of Position ("SOP") 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and SOP 97-2 "Software Revenue Recognition". For long term contracts, revenue is recognized using the percentage of completion method of accounting based on hours worked on the project compared to the total hours expected to be worked through completion. Revenue related to ongoing production support services following the completion of the initial production launch of the software is recognized as the work is performed. Revenue from maintenance services are recognized ratably over the term of the maintenance contract. Deferred revenue represents cash collections from customers in advance of the performance of the work.

License revenues for one-time licenses without significant customization are recognized upon delivery of the software to the customer unless the Company has significant related obligations remaining or the collectibility of the receivable is doubtful. When significant obligations remain after the software product has been delivered or the collectibility of the receivable is doubtful, revenue is not recognized until such obligations have been completed and the collectibility of the software is no longer doubtful.

Additional license revenues are recognized and realized only when the Company is notified that the number of customer subscribers supported by the software exceeds the number of subscribers for which the customer is currently licensed. Losses on long-term contracts are recognized in the period that the anticipated loss is identified.

                                 LHS Group Inc.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business Activity and Basis of Revenue Recognition (continued)

In accordance with the provisions of ARB No. 45, SOP 81 and SOP 97-2 trade accounts receivable includes amounts earned by the Company but not yet billed to the customer as stipulated based on milestones defined in certain contracts. At December 31, 1999 and 1998, trade accounts receivable includes $13,540 and $10,823 of unbilled receivables.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable Securities

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income from investments. Interest on securities classified as held-to-maturity is included in interest income from investments.

Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholder's equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income from investments. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income from investments. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income from investments.

Furniture, Fixtures, and Equipment

Furniture, fixtures and equipment are stated at cost. Depreciation and amortization is provided over the estimated useful lives of the assets or the term of the lease on a straight-line basis.

Depreciation and amortization expense for the years ended December 31, 1999, 1998, and 1997 was $8,836, $5,130 and $2,955 respectively.

Research and Development Costs

Research and development expenses consist primarily of salaries, benefits, equipment and allocable overhead for software engineers, pre-production quality assurance personnel, program managers and technical writers. Research and development expenses relate to activities performed prior to commercial production of a product. To date we have not capitalized any development costs because our short development cycle has historically resulted in only immaterial amounts of development costs that were eligible for capitalization.

                                 LHS Group Inc.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation of Foreign Currencies

All assets and liabilities are translated into U.S. Dollars using the exchange rate in effect at the balance sheet date. All revenue, costs and expenses are translated using an average exchange rate. The gains and losses of foreign subsidiaries resulting from the change in exchange rates from year to year have been reported separately as a component of stockholders' equity. The effect on the statements of income of transaction gains and losses is insignificant for all years presented.

Income Taxes

The Company accounts for income taxes under the liability method. Under the liability method, deferred income taxes are recorded to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Intangible Assets

Intangible assets result from acquisitions accounted for under the purchase method. (See Note 4.) Amortization of intangible assets is provided on the straight-line basis over the respective estimated useful lives of the assets. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned intangible assets or render the intangible assets not recoverable. If such circumstances arise, the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the goodwill or intangibles are impaired. To date, no such impairment losses have been recorded.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrated credit risks consists primarily of cash and cash equivalents, short-term marketable debt securities and trade receivables. The Company maintains cash and cash equivalents with various financial institutions. The Company policy is designed to limit exposure to any one institution. Due to the size and terms of certain customer contracts and the industry in which the Company competes, trade accounts receivable include amounts due from certain customers that are considered significant in relation to total trade accounts receivable.

Fair Value of Financial Instruments

The carrying value of financial instruments such as cash, accounts receivable and accounts payable approximate their fair value based on the short-term maturities of these instruments. The carrying value of bank debt approximates fair value based on quoted market prices for the same or similar issues as well as the current rates offered to the Company. (See Note 3 for fair value disclosures regarding marketable securities)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                 LHS Group Inc.

2. CAPITALIZATION

Initial Public Offering

In May, 1997, the Company sold 9,730,000 shares of its Common Stock in an Initial Public Offering ("IPO") in which it received approximately $70,630 in net proceeds. At the completion of the offering, 225,000 shares of the Company's Series A Convertible Preferred Stock were converted into 9,000,000 shares of Common Stock.

Common Stock

Effective May of 1998, the Company amended its certificate of incorporation to increase the authorized Common Stock to 200,000,000 shares, and effected a 2-for-1 Common Stock split. All common share and per common share amounts have been adjusted for all periods to reflect the stock split.

Preferred Stock

The board of directors of the Company is authorized to issue up to 225,000 shares of preferred stock, par value $.01 per share, in one or more series and to fix the powers, voting rights, designations and preferences of each series. During 1995, the board of directors authorized for issuance 225,000 shares of Preferred Stock ranking senior to common stock. The Preferred Stock ranked senior to common stock and was entitled to dividends, if declared by the board of directors, in an amount equal to the pro rata share that would have been received had the Preferred Stock been converted to common stock. Upon liquidation, holders of Preferred Stock, on an equal basis, are entitled to receive the preference value of $88.89, plus accumulated and unpaid dividends, if any, before any distribution or payment is made to the holders of common stock. No dividends have been declared or paid on Preferred Stock.

The holders of Preferred Stock had the right to vote at special or annual meetings of stockholders on all matters entitled to be voted on by holders of common stock voting together as a single class with other shares entitled to vote thereon. With respect to such vote, each share of Preferred Stock shall entitle the holder to cast that number of votes per share as would be cast had the Preferred Stock been converted to common stock at the Conversion Ratio.

At the time of the initial public offering in 1997, the holders of Preferred Stock converted each share of Preferred Stock into 40 shares of common stock.

Per Share Data

Earnings per share was computed by dividing net earnings by the weighted average number of shares of Common Stock outstanding. Retroactive effect has been given to share and per share amounts for the stock split as noted above.

In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 ("SAB 98"), which revised the guidance for earnings per share calculations in an IPO. As a result of SAB 98, the Company restated its 1997 earnings per share calculation by excluding the effect of cheap stock, which was included in the calculation of weighted shares outstanding for the period prior to the public offering.

Diluted EPS for the years ended December 31, 1999, 1998 and 1997 includes the effect of options to purchase 1,809,487, 3,195,622 and 3,070,616 shares of common stock, respectively and 37,019, 56,235 and 65,626 shares of restricted common stock, respectively. Diluted EPS in 1997 also includes the weighted average effect of the conversion of Preferred Stock into Common Stock prior to the IPO. The effect was to increase diluted weighted average shares outstanding by 3,328,768 in 1997. Options to purchase 4,160,210 shares of common stock at prices ranging from $31.28 to $65.37 were outstanding during 1999 and options to purchase 627,000 shares of common stock at prices ranging from $51.00 to $66.12 were outstanding during 1998 and options to purchase 1,824,000 shares of common stock at prices ranging from $20 to $30 per share were outstanding during 1997, but were not included in the computations of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                                 LHS Group Inc.

3. MARKETABLE SECURITIES

The following is a summary of investments in marketable debt securities that the Company has classified as held-to-maturity securities:

                                                                     GROSS              GROSS
                                                 AMORTIZED         UNREALIZED         UNREALIZED          ESTIMATED
                                                   COST              GAINS              LOSSES            FAIR VALUE
                                                 ---------         ----------         ----------          ----------
DECEMBER 31, 1999
Obligations of U.S. Government agencies ....      $ 1,499            $  --             $     (1)            $ 1,498
U.S. Corporate Securities ..................       49,310               26                 (324)             49,012
                                                  -------            -----             --------             -------
                                                  $50,809            $  26             $   (325)            $50,510
                                                  =======            =====             ========             =======

DECEMBER 31, 1998
Obligations of U.S. Government agencies ....      $20,739            $  28             $     (2)            $20,765
U.S. Corporate Securities ..................       41,479               26                  (26)             41,479
                                                  -------            -----             --------             -------
                                                  $62,218            $  54             $    (28)            $62,244
                                                  =======            =====             ========             =======

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 1999 by contractual maturity are shown below. All debt securities held-to-maturity at December 31, 1998 were due in one year or less.


                                                 AMORTIZED           ESTIMATED
                                                   COST             FAIR VALUE
                                                 ---------          ----------
DECEMBER 31, 1999
Due in one year or less ....................      $49,009            $48,749
Due after one year .........................        1,800              1,761
                                                  -------            -------
                                                  $50,809            $50,510
                                                  =======            =======


There was no difference in the cost and estimated fair value of investments in marketable equity securities that the Company has classified as available-for-sale securities.

                                 LHS Group Inc.

4. ACQUISITIONS

In June 1999, the Company completed its merger with Priority Call, in which Priority Call became a wholly owned subsidiary of LHS Group Inc. The Company exchanged 4,105,120 shares of Common Stock for all the outstanding common shares, preferred shares, and stock options or stock appreciation rights in Priority Call. The Company recorded a charge of $4,320 in the second quarter ended June 30, 1999 related to direct external costs incurred as a result of the merger with Priority Call. Priority Call is a provider of network-based solutions that enable telecommunications providers to offer subscribers a range of enhanced services, including prepaid calling, credit/debit card calling, enhanced messaging and one-number "follow-me" services.

The Priority Call acquisition was accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements and notes thereto have been restated to include the financial position and results of these mergers for all periods presented. The following information shows revenue and net income (loss) of the separate companies for the periods preceding the combination (in thousands):

                                  Year Ended December 31,
                                 1998                  1997
Revenues:
  LHS                         $ 163,182             $ 105,411
  Priority Call                  30,936                20,111
                              ---------             ---------
  Combined                    $ 194,118             $ 125,522
                              =========             =========
Net income (loss):
  LHS                         $  17,349             $  11,208
  Priority Call                   1,336                  (757)
                              ---------             ---------
  Combined                    $  18,685             $  10,451
                              =========             =========


In June 1998, the Company acquired the stock of Infocellular, Inc. ("Infocellular") for $8,484, paid by the issuance of 117,885 shares of Common Stock and $1,327 in cash. Infocellular, which operates as a wholly-owned subsidiary of the Company, is engaged in the business of providing point of sale and customer acquisition software and related services to telecommunication service providers. The purchase price was allocated as follows:

Purchased in-process research and development related to
   computer software technology.............................      $       8,200
Fully developed computer software technology................                500
Current assets..............................................              1,327
Furniture and fixtures......................................                716
Other assets................................................                127
Other intangible assets.....................................                500
Current liabilities.........................................             (4,348)
Goodwill....................................................              1,462
                                                                  -------------
Total purchase price........................................      $       8,484
                                                                  =============

                                 LHS Group Inc.

The acquisition was accounted for as a purchase and the results of Infocellular's operations have been included in the consolidated financial statements of LHS Group Inc. effective June 11, 1998. Goodwill recorded in connection with this acquisition is being amortized over five years.

The valuations of core and developed technologies and in-process research and development were based on the present value of estimated future cash flows over the lesser of: (i) five years or (ii) the period in which the product is expected to be integrated into an existing LHS product. The resulting values were reviewed for reasonableness based on the time and cost spent on the effort, the complexity of the development effort and, in the case of in-process development projects, the stage to which it had progressed. For in-process research and development, the valuation was reduced for the core technology component of such product and the percentage of product development remaining at the acquisition date. The resulting in-process research and development amount of $8,200 is reflected as a charge in the 1998 statement of operations. No income tax benefit was recognized on the write-off of the purchased in-process research and development related to computer software technology because the merger was structured as tax free to the selling shareholders and the write-off of this asset and the amortization of the other intangibles will not be deductible for federal income tax purposes.

The following table summarizes pro forma unaudited results of operations as if the acquisition was concluded on January 1, 1997. The adjustments to the historical data reflects the amortization of goodwill and intangibles. This unaudited pro forma financial information is not necessarily indicative of what the combined operations would have been if LHS had control of Infocellular for the periods presented.


                                                       1998                1997
                                                    --------            --------
Revenues ...............................            $195,832            $130,472
Earnings before interest and taxes .....              37,571               4,590
Net Earnings ...........................              25,564                 259
Per share:
  Basic net earnings ...................            $   0.46            $   0.01
  Diluted net earnings .................            $   0.43            $   0.00

                                 LHS Group Inc.

5. DEBT

The Company has a short-term credit facility with a bank under which it can borrow up to $2,500 at 7.5% per annum. At December 31, 1998, the Company had $2,300 of outstanding letters of credit. Outstanding letters of credit incur a fee of 1.5% of the amount outstanding. No other borrowings were outstanding under the facility at December 31, 1999 or 1998.

The Company's Priority Call subsidiary has a security agreement with a bank, which allows the Company to borrow the lesser of (i) $2,000 or (ii) 80% of eligible accounts receivable (working capital line) and up to $1,000 for equipment purchases (equipment line). Borrowings under the working capital line accrue interest at the bank's prime rate (8.5% at December 31, 1999) and borrowings under the equipment line accrue interest at the bank's prime rate plus 1/2%. Accounts receivable and inventory collateralize borrowings against the working capital line. The equipment purchased collateralizes borrowings against the equipment line. At December 31, 1998, the Company had a $1,000 advance against the equipment line and no borrowings against the working capital line. Advances against the equipment note converted to a term note payable as of December 31, 1998. The term note was repayable in 36 monthly installments of principal and accrued interest. In addition, the Company had $520 outstanding under prior agreements with the bank that is being repaid in monthly installments through January 2001. No borrowings were outstanding under the security agreement, term note or other agreements at December 31, 1999.

                                 LHS Group Inc.

6. LEASES

LHS Group leases certain of its office buildings from a Company related through common ownership under an operating lease agreement which expires in 2005. The lease agreement requires monthly rental payments of $26 adjusted annually for inflation. Rental expenses under all operating leases totaled $9,526, $6,034, and $4,158 for the years ended December 31, 1999, 1998 and 1997, respectively. Telecommunications equipment in the amount of $598 was acquired under capital lease arrangements. Future minimum lease payments are as follows:

                                                  CAPITAL        OPERATING
                                                   LEASES          LEASES        TOTAL
                                                  --------------------------------------

2000...........................................   $   192         $ 9,293        $ 9,485
2001...........................................       174           7,973          8,147
2002...........................................                     3,664          3,664
2003...........................................                     1,324          1,324
2004...........................................                     1,086          1,086
                                                   ------         -------        -------
Total future minimum lease payments ............      366         $23,340        $23,706
                                                                  =======        =======
Less amounts representing interest .............      (34)
                                                   ------
Present value of net minimum lease payments ....   $  332
                                                   ======

                                 LHS Group Inc.

7. INCOME TAXES

The Company and each of its consolidated subsidiaries file separate tax returns. For financial reporting, the Company and consolidated subsidiaries calculate their respective tax liabilities on a separate return basis which are combined in the accompanying consolidated financial statements.

The provision for income taxes consists of the following:


                                                           YEAR ENDED DECEMBER 31
                                                  1999             1998            1997
                                                -----------------------------------------
Currently payable income taxes:
   U.S. federal ........................        $  7,233         $  3,061         $   931
   Foreign .............................          15,054           12,729           3,620

Deferred income taxes (credit):
   U.S. federal ........................          (1,248)            (360)           (390)
   Foreign .............................           2,150            1,601           3,309
                                                -----------------------------------------
                                                $ 23,189         $ 17,031         $ 7,470
                                                =========================================

The net deferred income tax asset (liability) consists of the following:

                                                           DECEMBER 31
                                                      1999            1998
                                                    -----------------------

Deferred tax assets:
   Net operating loss carryforwards ........        $    --         $   119
   Research and development tax credit .....          1,715           1,616
   Inventory Reserve .......................            344             602
   Depreciation Expense ....................            389              --
   Accrued vacation and bonuses ............            547             916
   Tax on foreign differences ..............          3,443              86
   Warranty expense ........................            377             322
   Allowance for doubtful accounts .........            752             419
   Allowance for current unbilled ..........            424              --
   Accrued commission and contractor .......            317              --
   Other ...................................            729           1,647
   Valuation allowance .....................             --          (2,423)
                                                    -----------------------
                                                      9,037           3,304

Deferred tax liabilities:
   Unbilled receivables ....................         (2,101)         (1,075)
   Depreciation expense ....................             (7)            (83)
   Other ...................................         (1,353)             --
   Tax on foreign differences ..............         (1,918)         (5,359)
                                                    -----------------------
                                                     (5,379)         (6,517)
                                                    -----------------------
                                                    $ 3,658         $(3,213)
                                                    =======================

                                 LHS Group Inc.

The reconciliation of income tax expense computed using the statutory tax rates in the United States to the income tax expense recognized in the financial statements is as follows:

                                                              YEAR ENDED DECEMBER 31
                                                       1999            1998           1997
                                                     --------------------------------------

Tax at statutory rates ......................        $21,315        $ 12,144         $6,094
Differences resulting from higher tax
 rates in foreign countries .................            976           2,564          1,119
Non-deductible write off of in-process
 research and development ...................             --           2,778             --
Non-deductible write off of merger costs ....            898              --             --
Other .......................................             --            (455)           257
                                                     --------------------------------------
                                                     $23,189        $ 17,031         $7,470
                                                     ======================================

During 1999, 1998 and 1997 the Company received $33,111, $66,500 and $10,387, respectively, in tax deductions from the exercise of nonqualified employee stock options of which $12,000, $10,161 and $931, respectively, was realized and recognized as a reduction to taxes currently payable and an increase to equity. At December 31, 1999 and 1998, the Company had tax net operating loss carryforwards of $64,973 and $58,908 which is primarily the result of the tax deductions from the exercises of the nonqualified stock options. The benefit of the tax net operating loss carryforwards will be credited to additional paid-in-capital when realized and is not reflected in deferred tax assets at December 31, 1999.

                                 LHS Group Inc.

8. RELATED PARTY TRANSACTIONS

The Company leases office space and housing space for certain of its employees from partnerships consisting in part of one of the Company's directors. During the years ended December, 31, 1999, 1998, and 1997, the Company made lease payments totaling $314, $382, and $387, respectively, to the partnerships. The Company periodically charters the use of an aircraft owned by a director of the Company. During the years ended December 31, 1999 and 1998, the Company paid approximately $172 and $103 for its use of the aircraft.

9. MAJOR CUSTOMERS

No customer accounted for more than 10% of revenues in 1999 and 1998 while in 1997, one customer accounted for 12% of revenues.

10. RETIREMENT PLANS

The Company maintains the LHS Communications Systems, Inc. 401(k) Plan ("LHS Plan") and the Priority Call Management, Inc. 401(k) Profit Sharing Plan ("PCM Plan"). Employees age 21 or older are eligible to participate in the quarter following their date of hire and to elect to defer a percentage of his/her salary. The Company has the discretion to make contributions to the 401(k) plans. During 1999 and 1998, the Company made matching contributions to the LHS Plan of $1,129 and $520, respectively. During 1999 and 1998, the Company made no matching contributions to the PCM Plan.

                                 LHS Group Inc.

11. EMPLOYEE STOCK PLANS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has a nonqualified Stock Incentive Plan (the "Plan") under which stock options, restricted stock and other stock-based awards may be granted to certain officers, directors, key employees and non-employee directors. Awards may be granted under the Plan for up to 16,000,000 shares of common stock. All options are exercisable over a five year period with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting ratable over 48 months. The terms of the options are 10 years from the date of the grant at which time all unexercised options expire and are again available for future grant.

The company has an Employee Stock Purchase Plan ("ESPP"), established in 1998, under which employees may subscribe to purchase shares of Common Stock through payroll deductions of up to 15% of eligible compensation. The purchase price is the lower of 85% of market value at the beginning or the end of the participation period. The aggregate number of shares purchased by an employee may not exceed 1000 shares and $25 of fair market value annually. A total of 500,000 shares are available for purchase under the plan. During the years ended December 31, 1999 and 1998, options for 52,164 and 24,134 were exercised at a weighted average price per share of $27.85 and $51.62, respectively.

Pro forma information regarding net earnings and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. In 1997, the fair value for options granted was estimated at the date of grant using the Black Scholes option pricing models with the following assumptions: volatility of .778; average risk-free interest rate of 6.2%; no anticipated dividends; and a weighted-average expected life of the option of 5.3 years. In 1998, the fair value for options granted was estimated at the date of grant using the Black Scholes option pricing models with the following assumptions: volatility of
 .713; average risk-free interest rate of 5.50%; no anticipated dividends; and a weighted-average expected life of the option of 5.2 years. In 1999, the fair value for options granted was estimated at the date of grant using the Black Scholes option pricing models with the following assumptions: volatility of
 .644; average risk-free interest rate of 5.56%; no anticipated dividends; and a weighted-average expected life of the option of 5.1 years.

Option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average grant date fair value of options granted during the year 1997 using the minimum value option pricing model was $28.65. The weighted average grant date fair value of options granted during 1998 and 1999 using the Black-Scholes option pricing model was $25.65 and $20.09, respectively.

For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period as follows:

                                              1999             1998             1997
                                           ----------        ---------        ---------

Pro forma net earnings ............        $   21,160        $   7,520        $   7,792

Basic earnings per share ..........        $     0.37        $    0.13        $    0.17
Diluted earnings per share ........        $     0.36        $    0.12        $    0.15

                                 LHS Group Inc.

A summary of the Company's stock option activity, and related follows:

                                                                          WEIGHTED
                                                      NUMBER OF         AVERAGE PRICE
                                                    SHARES ISSUED         PER SHARE
                                                  ------------------------------------

Outstanding as of January 1, 1997...........           6,682,149           $  3.01
   Granted..................................           2,412,776             19.67
   Exercised................................            (700,710)             2.65
   Cancelled................................            (673,053)             3.26
                                                  ------------------------------------
Outstanding as of December 31, 1997.........           7,721,162              8.22
   Granted..................................           2,670,320             37.87
   Exercised................................          (2,070,955)             7.03
   Cancelled................................            (640,579)             8.76
                                                  ------------------------------------
Outstanding as of December 31, 1998.........           7,679,948             18.71
   Granted..................................           5,228,218             33.52
   Exercised................................          (1,636,941)             6.86
   Cancelled................................          (2,435,875)            28.06
                                                  ------------------------------------
Outstanding as of December 31, 1999.........           8,835,350           $ 27.35
                                                  ====================================

Exercisable as of December 31, 1999.........           1,899,559           $ 17.83
                                                  ====================================
Exercisable as of December 31, 1998.........            1,483019           $  5.06
                                                  ====================================

Information regarding stock options outstanding as of December 31, 1999 is as follows:

                          OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
----------------------------------------------------------------------   -----------------------------
                                       WEIGHTED
                                       AVERAGE           WEIGHTED-                        WEIGHTED-
     RANGE OF             NUMBER       REMAINING          AVERAGE           NUMBER         AVERAGE
 EXERCISE PRICES       OUTSTANDING  CONTRACTUAL LIFE   EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
----------------------------------------------------------------------   -----------------------------

     $2.65              1,485,515          6.4           $     2.65         739,788       $     2.65
  $ 4.25 -  5.84          275,688          5.9                 5.56         220,970             5.49
  $ 7.12 -  8.92          251,526          7.7                 7.65          90,877             7.55
  $11.04 - 14.87           76,390          8.2                14.01          24,418            14.21
  $16.99 - 25.00          809,364          8.1                21.83         174,763            22.67
  $25.63 - 38.31        4,151,166          9.2                30.80         436,512            34.02
  $41.87 - 58.62        1,780,701          8.9                47.99         210,591            50.96
  $65.37 - 65.37            5,000          8.5                65.37           1,640            65.37
------------------------------------------------------------------------------------------------------
  $ 2.65 - 65.37        8,835,350          8.5           $    27.35       1,899,559       $    17.83
======================================================================   =============================

                                 LHS Group Inc.

12. SEGMENT INFORMATION

In accordance with the requirements of SFAS 131, the following disclosure represents the information used by management when evaluating the operating performance of its operating segments. The information reviewed by management includes the operating revenue from external customers and identifiable assets for the Company's three geographic areas, the Americas, Europe and Asia-Pacific:

                                            1999            1998            1997
                                          ---------------------------------------
Revenues:
   Americas...........................    $ 113,814      $  85,816      $  58,569
   Europe.............................      118,425         86,099         50,462
   Asia-Pacific.......................       30,357         22,203         16,491
                                          ---------------------------------------
Total in financial statements.........    $ 262,596      $ 194,118        125,522
                                          =======================================

Long-lived assets:
   Americas...........................    $ 27,990       $  16,688
   Europe.............................       9,789           6,589
   Asia-Pacific.......................         836             681
                                          ------------------------
Total in financial statements.........    $ 38,615       $  23,958
                                          ========================

                                 LHS Group Inc.

13. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The Company reported comprehensive income in its statement of stockholders' equity. The adoption of SFAS 130 resulted in revised and additional disclosures but had no effect on the financial position, results of operations, or liquidity of the Company.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available which is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted SFAS 131 in 1998, and the effect of the adoption was not material to the consolidated financial statements. (see Note 12).

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. The Company is required to implement the statement in the first quarter of the year 2001. The Company has not used derivative instruments and believes the impact of adoption of this statement will not have significant effect on the financial statements.

The American Institute of Certified Public Accountants issued SOP 97-2, SOP 98-4 and SOP 98-9 to clarify guidance on applying generally accepted accounting principles to software transactions and to provide guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. The Company adopted this guidance during 1997. Such adoption had no effect on the Company's methods of recognizing revenue.

On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition principles comply with SAB 101.

                                 LHS Group Inc.

14. UNAUDITED QUARTERLY INFORMATION

                                                                          QUARTER ENDED
                                                ------------------------------------------------------------------------
                                                  March 31, 1999     June 30, 1999     Sept. 30, 1999      Dec. 31, 1999
                                                ------------------------------------------------------------------------

Revenues .................................          $  58,878          $  66,021           $  67,985          $  69,711
Gross margin .............................             37,242             42,298              45,499             48,174
Net earnings (loss) ......................              8,249              6,154              11,738             12,292
Net earnings (loss) per share (diluted)
     Basic ...............................          $     .15          $     .11           $     .20          $     .21
     Diluted .............................          $     .14          $     .10           $     .20          $     .21

                                                                          QUARTER ENDED
                                                ------------------------------------------------------------------------
                                                  March 31, 1998     June 30, 1998    Sept. 30, 1998       Dec. 31, 1998
                                                ------------------------------------------------------------------------

Revenues .................................          $  39,281          $  44,087           $  52,119          $  58,631
Gross margin .............................             23,461             26,854              32,191             36,819
Net earnings (loss) ......................              4,500             (2,062)              7,293              8,954
Net earnings (loss) per share (diluted)
     Basic ...............................          $     .08          $   (0.04)          $     .13          $     .16
     Diluted .............................          $     .08          $   (0.04)          $     .13          $     .15


15. SUBSEQUENT EVENT -- UNAUDITED

On March 15, 2000, Sema Group plc ("Sema") entered into a definitive agreement with the Company to acquire all of the outstanding shares of LHS Group Inc. The Company's stockholders will receive American Depository Shares representing 2.6 new Sema ordinary shares for each LHS share. The transaction is subject to stockholder votes, regulatory approvals and other customary closing conditions.