Form 10-K/A
period 1999-12-31
LHS GROUP INC
filed 2000-04-21
CIK 1032330

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                        SIX CONCOURSE PARKWAY, SUITE 2700
                             ATLANTA, GEORGIA 30328
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                 (770) 280-3000
                         (REGISTRANT'S TELEPHONE NUMBER)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained,to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") was $2,224,042,500 at April 17, 2000, based on the closing sales price of $37.50 per share for the common stock on such date on the Nasdaq National Market.

         The number of shares of the registrant's common stock outstanding at April 17, 2000 was 59,307,805.

         This Amendment amends and supplements the Form 10-K filed by the Company on March 28, 2000 by adding the following Part III, Items 10 through 13:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                    DIRECTORS

         Hartmut Lademacher, age 51, is one of the founders of LHS Group Inc. He has served as Chairman of the Board since the Company's inception in October 1990. He served as Chief Executive Officer from October 1990 to October 1999. From 1973 to October 1990, Mr. Lademacher was employed by IBM in Germany where he last served as Manager of Project Marketing.

         Gary D. Cuccio, age 54, has been a director of the Company since January 2000, and has served as the Company's President and Chief Executive Officer since November 1999. Prior to joining the Company, Mr. Cuccio served as President of AirTouch Paging since 1998. He served as Chief Operating Officer of Omnipoint Communications from 1996 to 1998. Before joining Omnipoint in 1996, Mr. Cuccio held senior operations positions with AirTouch International in Europe and Asia from 1994 to 1996. He previously worked at Pacific Bell, now a subsidiary of SBC Communications, where he held various positions in sales, marketing, operations, and engineering during his 28 years with the company. Mr. Cuccio is also a director of Objective Systems Integrators, Inc. and Saraide.com, a privately held company.

         William O. Grabe, age 61, has been a director of the Company since December 1995. Mr. Grabe is a managing member of General Atlantic Partners, LLC ("GAP LLC") and has been with GAP LLC since April 1992. Prior to April 1992, Mr. Grabe was Corporate Vice President and General Manager, Marketing and Services for IBM US. Mr. Grabe is a director of Compuware Corporation, Marcam Solutions, Inc., Baan Company N.V., Coda Group Plc., and TDS Informationstechnologie AG, all of which are software companies, and is also a director of Gartner Group, an information technology consulting company. He is also a director of a number of privately held companies.

         George Schmitt, age 56, has been a director of the Company since October 1996. He has served as President and as a member of the Board of Directors of Omnipoint Communications, Inc., a PCS carrier, since October 1995. From November 1994 to September 1995, Mr. Schmitt was President and Chief Executive Officer of PCS PrimeCo L.P., a PCS services provider formed by AirTouch Communications, Bell Atlantic, NYNEX and U.S. West. From November 1993 to November 1994, Mr. Schmitt was Executive Vice President of International Operations of AirTouch Communications. From January 1990 to March 1994, he served as Vice President of Pacific Telesis Group, a predecessor of AirTouch Communications. Mr. Schmitt is also a director of Objective Systems Integrators, Inc. and Telesoft partners.

         Ulf Bohla, age 56, has been a director of the Company since December 1995. He was Chairman of the Board of Vebacom GmbH, a telecommunications service provider, from July 1994 through July 1998. Mr. Bohla was General Manager of Telecommunications and Vice President of International Marketing Operations for IBM Germany from 1970 to 1994. While with IBM, Mr. Bohla also acted as Director of the North German Region.

         William E. Ford, age 38, has been a director of the Company since December 1995. Mr. Ford is a managing member of GAP LLC and has been with GAP LLC since July 1991. From August 1987 to July 1991, Mr. Ford was an associate with Morgan Stanley & Co. Incorporated. Mr. Ford is also a director of E* Trade Group, an electronic discount brokerage company, Priceline.com Incorporated and Tickets.com, Inc., which both provide e-commerce purchasing services for, among other things, tickets for travel and special events, and Quintiles Transactional Corp. and Eclipsys Corporation, which are both software companies.

         Vincenzo Damiani, age 60, has been a director of the Company since July 1999. Mr. Damiani has been Corporate Vice President, EDS Corporation, a global information technology services company, and a member of the EDS EMEA Executive Board since

1997. From 1993 to 1996, he was Corporate Vice President, Digital Equipment, a global computer hardware and services company, and President of Digital Equipment Europe. Prior to joining Digital in 1993, Mr. Damiani held various positions with IBM Europe since 1964, when he joined IBM as an attorney in Milan, Italy. During his career with IBM, Mr. Damiani held senior management positions in Europe and the United States. He also is a director of Banca di Roma.

         Dr. Wolf J. Gaede, age 43, has been a director of the Company since September 1996 and served as the Company's as Executive Vice President and General Counsel from January 1997 through March 1999, and as Secretary through November 1998. From 1991 to January 1997, Dr. Gaede was a partner with the German law firm of Oppenhoff & Radler. From 1989 to 1991, Dr. Gaede served with the law firm of Fischotter & Luther in Hamburg, Germany and the law firm of Fulbright, Jaworski, Reavis & McGrath in New York, New York. From 1986 to 1989, Dr. Gaede acted as Adjunct Professor at the University of Hamburg, Germany.

                         NON-DIRECTOR EXECUTIVE OFFICERS

         Stefan Sieber, age 40, has served as the Company's Executive Vice President and Chief Divisional Officer since February 1999. Mr. Sieber joined LHS in 1995 as Managing Director of LHS Projects. He was then promoted to Vice President and General Manager of LHS Asia Pacific in May 1996, Senior Vice President in October 1997, and served in such capacity until January 1999. Prior to joining LHS, Mr. Sieber was Managing Director, Wireless Business Europe for EDS from 1994 to 1995, Managing Director of Unicom Germany from 1991 to 1994, and held several positions in business development, marketing, and research and development for RWE Germany. Mr. Sieber oversees the Company's worldwide sales, marketing and project management activities.

         Jon Limbird, age 47, has served as the Company's Chief Technology Officer since April 1999, and as Executive Vice President of Corporate Development since January 1999. He has been with the Company since 1996. During his four years with the Company, he has held the positions of Vice President of Operations, Vice President of Research and Development, and Senior Vice President of Product Management. Prior to joining LHS, Mr. Limbird was employed at Data General Corporation from 1980 until 1996 where he served as General Manager and Director of the North America Systems Integration business unit. Mr. Limbird oversees the Company's mergers and acquisitions and product strategy.

         Peter Chambers, 44, has served as the Company's Executive Vice President, Chief Financial Officer and Treasurer since September 1999. From 1997 to August 1999 Mr. Chambers was Vice President, Finance and a director of PT Excelcomindo, an Indonesian wireless service provider owned in part by Bell Atlantic. From 1991 to 1997, Mr. Chambers was employed by Coopers & Lybrand Consulting. His last position with Coopers & Lybrand Consulting was Executive Director in charge of the Telecommunications Practice - East Asia. From 1988 through 1991, he was employed by KPMG Consulting as a management consultant in the telecommunications practice. Mr. Chambers is a Chartered Accountant (Australia). He is responsible for the Company's accounting, finance, IT, human resources and administration functions.

         Ruediger Hellmich, age 55, has served as the Company's Executive Vice President and Chief Business Units Officer since October 1999. From 1997 to 1999, Mr. Hellmich was employed by o.tel.o Communications GmbH & Co., a German wireless service provider, as Chief Information Officer and a member of the management board. From 1993 to 1997, he was Managing Director of several joint venture companies of IBM and its customers. From 1968 to 1993, Mr. Hellmich held various positions with IBM in Germany and the United States. Mr. Hellmich oversees the Company's product-based business units and is responsible for product development and marketing.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely on its review of the copies of Forms 3 and 4, and amendments thereto, received by it and written representations that no other reports were required of those persons, the Company believes that during the fiscal year ended December 31, 1999, all of its directors, executive officers and beneficial owners of more than 10% of the common stock compiled with applicable Section 16(a) filing requirements.


ITEM 11. EXECUTIVE COMPENSATION.

                             SUMMARY OF COMPENSATION

         The following table sets forth the compensation for 1999 earned by the Chief Executive Officer of the Company, the four other most highly compensated (in terms of salary and bonus) executive officers of the Company, and two additional individuals for whom disclosures would have been provided pursuant to paragraph (a) (3) (ii) of Item 402 of Regulation S-K but for the fact that such individuals were not serving as executive officers of the registrant as of December 31, 1999.

                                                                                                         LONG-TERM
                                                                                                        COMPENSATION
                                                             ANNUAL COMPENSATION                           AWARDS
                                               ----------------------------------------------        -----------------
     NAME AND PRINCIPAL                                                          OTHER ANNUAL        SHARES UNDERLYING
         POSITION                               SALARY           BONUS           COMPENSATION           OPTIONS (#)
------------------------------                 --------        ----------        ------------        ---------------
Hartmut Lademacher (1)               1999      $337,500               --         $ 30,341 (2)                --
   Chairman of the Board and         1998       540,000               --           60,118 (2)                --
   former Chief Executive            1997       519,233               --          108,168 (2)                --
   Officer

Gary D. Cuccio (3)                   1999        65,758               --            1,910 (4)         1,000,000
    President, Chief Executive
    Officer and Director

Stefan Sieber (5)                    1999       311,728          $28,005          114,213 (6)           375,000
    Executive Vice President         1998       170,425           36,926           17,043                    --
    and Chief Divisional Officer     1997       173,080           16,647           17,308                    --

Jon Limbird                          1999       278,672               --            1,000 (7)           100,000
   Executive Vice President and      1998       178,333           30,000               --                50,000
   Chief Technology Officer          1997       150,000               --               --                    --

Peter Chambers (8)                   1999       103,577               --           46,292 (9)           250,000
    Chief Financial Officer,
    Executive Vice President
    and Treasurer

Ruediger Hellmich (10)               1999      175,524(11)       --         --       300,000
   Executive Vice President
   and Chief Business Lines
   Officer

Jerry W. Braxton (12)                1999      250,000           --     10,250            --
                                     1998      250,000           --     12,300(13)        --
                                     1997      250,000           --         --            --

Dr. Hansjorg Beha (14)               1999      300,000                  12,000(15)        --
                                     1998      215,000            --    31,486(16)        --

-------------------------

(1) Mr. Lademacher's employment as Chief Executive Officer terminated on October 31, 1999.
(2) Consists of allowances for personal use of a Company-provided automobile in both the United States and Europe of $30,341 in 1999, $58,387 in 1998 and $56,177 in 1997, respectively, and for personal transportation of $21,062 in 1997, tuition reimbursement for Mr. Lademacher's children of $17,702 in 1997, deferred compensation of $11,496 in 1997, and premiums for life insurance of $1,731 and $1,731 in 1998 and 1997, respectively.
(3)      Mr. Cuccio's employment with the Company commenced on November 1, 1999.
(4) Consists of car allowance of $1,000 and reimbursed moving expenses of $910 in 1999.
(5) Mr. Sieber was appointed an executive officer of the Company in February 1999.
(6) Consists of tuition reimbursement of $13,100 for Mr. Sieber's children, foreign service allowances of $12,980, relocation allowance of $70,660, and car allowance of $17,473.
(7)      Consists of car allowance of $1,000.
(8)      Mr. Chambers' employment with the Company commenced on September 7,
         1999.
(9) Consists of relocation allowance of $44,292 and car allowance of $2,000.
(10)     Mr. Hellmich's employment with the Company commenced on October 1,
         1999.
(11)     Consists of compensation deferred at the election of Mr. Hellmich.
(12) Mr. Braxton resigned from his position as Chief Financial Officer, Executive Vice President and Treasurer effective September 7, 1999.
(13)     Consists of car allowance.
(14) Dr. Beha resigned from his position as Executive Vice President - Technology effective March 29, 1999.
(15)     Consists of car allowance.
(16) Consists of allowances for expenses of $22,486 incurred in connection with Dr. Beha's relocation from Germany to the United States and $9,000 for personal use of a Company-provided automobile.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The Company granted the following stock options to the Named Executive Officers during the fiscal year ended December 31, 1999.




                                                  INDIVIDUAL GRANTS
                           ----------------------------------------------------------------
                                                  % OF
                            NUMBER OF            TOTAL
                            SECURITIES          OPTIONS/
                            UNDERLYING            SARS
                           OPTIONS/SARS         GRANTED        EXERCISE OR
                             GRANTED          TO EMPLOYEES     BASE PRICE        EXPIRATION
NAME                           (#)           IN FISCAL YEAR     ($/SHARE)           DATE
----                       ------------      --------------    -----------       ----------
Gary D. Cuccio               1,000,000            19.13%       $  28.6250        11/01/2009
Stefan Sieber                   50,000             0.96%          51.8700         1/01/2009
                               300,000             5.74%          37.6250         3/19/2009
                                25,000             0.48%          26.9375         6/16/2009
Jon Limbird                     50,000             0.96%          51.8750         1/01/2009
                                50,000             0.96%          26.9375         6/16/2009
Peter Chambers                 250,000             4.78%          32.6200         9/07/2009
Ruediger Hellmich              300,000             5.74%          29.1250        10/01/2009




                                         POTENTIAL REALIZABLE VALUE AT ASSUMED
                                        ANNUAL RATES OF STOCK PRICE APPRECIATION
                                              FOR OPTION TERM (10 YEARS)*
                           -----------------------------------------------------------------
                                        5%                                   10%
                           ---------------------------           ---------------------------
                                                                   PRICE
                           PRICE PER       AGGREGATE                PER           AGGREGATE
NAME                         SHARE           VALUE                 SHARE            VALUE
----                       ---------       ---------               -----          ---------
Gary D. Cuccio             $ 46.6271      $ 18,002,100           $  74.2459     $ 45,620,900
Stefan Sieber                84.4907         1,631,035             134.5374        4,133,370
                             61.2872         7,098,660              97.5896       17,989,380
                             43.8783           423,520              69.8689        1,073,285
Jon Limbird                  84.4989         1,631,195             134.5504        4,133,770
                             43.8783           847,040              69.8689        2,146,570
Peter Chambers               53.1345         5,128,625              84.6079       12,996,975
Ruediger Hellmich            47.4416         5,494,980              75.5427       13,925,310

* The dollar gains under these columns result from calculations assuming 5% and 10% growth rates as set by the Securities and Exchange Commission and are not intended to forecast future price appreciation of Company common stock. The gains reflect a future value based upon growth at these prescribed rates. The Company did not use an alternative formula for a grant date valuation, an approach which would state gains at present, and therefore lower, value.



                   OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The following table sets forth information regarding (a) the number of shares of common stock received upon exercise of options by the Company's executive officers in the fiscal year ended December 31, 1999, (b) the net value realized upon such exercise, (c) the number of unexercised options held as of December 31, 1999 and (d) the aggregate dollar value of unexercised options held at December 31, 1999.

    Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End
                                 Option Values


                                                                                                                VALUE OF
                                                                                                               UNEXERCISED
                                                                        NUMBER OF SECURITIES UNDER-            IN-THE-MONEY
                                                                         LYING UNEXERCISED OPTIONS            OPTIONS AT
                                       SHARES                             AT DECEMBER 31, 1999(#)        DECEMBER 31, 1999($)(1)
                                      ACQUIRED          VALUE           ---------------------------     -------------------------
              NAME                 ON EXERCISE(#)     REALIZED($)        EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
              ----                 --------------     -----------       ---------------------------     -------------------------
Hartmut Lademacher                     106,251         2,673,541                3,125/28,125                   68,477/616,289

Jerry W. Braxton                       170,000         4,308,325                   60,000/--                       1,314,750/

Dr. Hansjorg Beha                       20,000           271,000             122,500/337,500                  267,969/738,281

Stefan Sieber                           10,000           251,000              20,481/424,219                448,790/1,078,511

Jon Limbird                                 --                --              63,843/186,157              1,073,713/1,117,538

Gary D. Cuccio                              --                --                --/1,000,000                            --/--

Peter Chambers                              --                --                  --/250,000                            --/--

Ruediger Hellmich                           --                --                  --/300,000                            --/--

-------------------------

(1) Value is based on the difference between the option exercise price and the fair market value of $24.5625 per share at December 31, 1999 multiplied by the number of shares underlying the option.


                              DIRECTOR COMPENSATION

         Directors do not receive cash retainers or fees for attendance at meetings of the Board of Directors or committees of the Board but are reimbursed for reasonable expenses incurred by them in connection with their attendance at Board and committee meetings.

         In lieu of cash compensation, the Company in 1996 granted non-qualified options to purchase 100,000 shares of common stock to each of the seven directors of the Company who were serving as directors at that time. The exercise price of all options held by those seven directors is $2.65 per share, and these options expire in 2006. The Company granted to Vincenzo Damiani, upon his appointment as a director in 1999, non-qualified options to purchase 100,000 shares of common stock at an exercise price of $31.8125. Gary D. Cuccio, who also is the Company's President and Chief Executive Officer, did not receive any additional option grants or other compensation in connection with his appointment as a director in January 2000. All options granted to directors are immediately exercisable into non-vested restricted shares of common stock, or vest at the rate of 25% one year from the date of the option grant and 1.56% on the monthly anniversary of the grant date in each of the succeeding 48 months. The restrictions on 25% of the restricted shares lapse one year from the date of the option grant, and the restrictions on 1.56% of the shares lapse on the monthly anniversary of the grant date in each of the succeeding 48 months.


                              EMPLOYMENT AGREEMENTS

         Gary D. Cuccio, President and Chief Executive Officer, entered into an employment agreement with the Company on September 5, 1999. The agreement provides for base compensation of $400,000 per year. The agreement also provides for an incentive bonus of up to $400,000 per year, options to purchase 1,000,000 shares of common stock in accordance with the terms and conditions of the LHS Group Inc. 1996 Stock Incentive Plan and the Company's standard non-qualified option agreement, and reimbursement of up to $70,000 in relocation expenses. The agreement may be terminated by the Company at any time without notice, and by Mr. Cuccio upon six months notice to the Company. In the event the Company terminates Mr. Cuccio's employment without cause, he is entitled to receive a lump sum severance payment equal to his then-current base annual salary.

         Peter Chambers, Chief Financial Officer, Executive Vice President and Treasurer, entered into an employment agreement with the Company on June 23, 1999. The agreement provides for an annual salary of $300,000 per year, a car allowance of $1,000 per month and a one time payment of $50,000 to cover relocation expenses. The agreement also provides for options to purchase 250,000 shares of common stock in accordance with the terms and conditions of the LHS Group Inc. 1996 Stock Incentive Plan and the Company's standard non-qualified option agreement. The agreement is for no specific period of time and may be terminated by either party upon 180 days notice, and by the Company at any time without notice for cause.

         Ruediger Hellmich, Executive Vice President and Chief Business Lines Officer, entered into an employment agreement with the Company on June 23, 1999. The agreement provides for an annual salary of $300,000 per year, a car allowance of $1,000 per month and a one time payment of $70,000 to cover relocation expenses. The agreement also provides for options to purchase 300,000 shares of common stock in accordance with the terms and conditions of the LHS Group Inc. 1996 Stock Incentive Plan and the Company's standard non-qualified option agreement. The agreement is for no specific period of time and may be terminated by either party upon 180 days notice, and by the Company at any time without notice for cause.

         Stefan Sieber, Executive Vice President and Chief Divisional Officer, entered into an employment agreement with the Company on March 19, 1999. The agreement provides for an annual salary of $300,000 per year, and a one time payment of $70,000 to cover relocation expenses. The agreement also provides for options to purchase 300,000 shares of common stock in accordance with the terms and conditions of the LHS Group Inc. 1996 Stock Incentive Plan and the Company's standard non-qualified option agreement. The agreement is for no specific period of time and may be terminated by either party upon 180 days notice, and by the Company at any time without notice for cause.


                        COMPENSATION COMMITTEE INTERLOCKS
                            AND INSIDER PARTICIPATION

         The Board's Compensation Committee is comprised of William O. Grabe, who serves as the Chairman of the Committee, and Ulf Bohla. There were no compensation committee interlocks during 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of March 31, 2000, by (a) each person who is known by the Company to own more than 5% of the Company's common stock, (b) each director, (c) each executive officer named in the Summary Compensation Table herein and (d) all directors and executives officers as a group.

                                                                          SHARES         PERCENT
NAME AND ADDRESS                                                        BENEFICIALLY    OF CLASS
OF BENEFICIAL OWNER                                                       OWNED(1)     OWNED(1)(2)
-------------------                                                     ------------   -----------
5% Stockholders
General Atlantic Partners, LLC(3) ..................................      8,161,343      13.8%
Sema Group plc(4)...................................................     10,141,250      14.7%

Directors
Hartmut Lademacher(5) ..............................................      5,487,501       9.2%
William O. Grabe(3) ................................................      8,314,578      13.8%
William E. Ford(3) .................................................      8,271,343      13.8%
Ulf Bohla(6) .......................................................         60,000         *
Gary D. Cuccio .....................................................          1,000         *
Dr. Wolf Gaede(7)...................................................        347,985         *
George F. Schmitt(6) ...............................................         67,280         *
Vicenzo Damiani.....................................................        100,000         *

Named Executive Officers
Stefan Sieber(6)....................................................        132,199         *
Jon Limbird(6)......................................................         99,311         *
Peter Chambers......................................................              0         *
Ruediger Hellmich ..................................................              0         *
Jerry Braxton.......................................................          4,000         *
Hansjorg Beha.......................................................              0         *

All executive officers and directors as a group (12 persons).(8)...      14,509,854      24.3%

-------------------------
*        Less than one percent (1%).
(1) The persons and entities named in the table have sole voting and investment power with regard to all shares shown as beneficially owned by them, except as noted below. Information is as of March 31, 2000 unless otherwise indicated. Pursuant to the rules of the Securities and Exchange Commission, the number of shares of Common Stock beneficially owned by a specified person or group includes shares issuable pursuant to convertible securities, warrants and options held by such person or group which may be converted or exercised within 60 days after March 31, 1999. Such shares are deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by such person or group but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person or group.
(2)      Based on 59,062,017 shares of Common Stock outstanding as of March 31,
         2000.
(3) Includes (a) 4,941,006 shares of common stock held by General Atlantic Partners 23, L.P. ("GAP 23"), (b) 2,040,931 shares of common stock held by General Atlantic Partners 31, L.P. ("GAP 31"), (c) 1,179,406 shares of common stock owned by GAP Coinvestment Partners, L.P. ("GAP Coinvestment"), (d) 10,000 shares of common stock and options to purchase an additional 100,000 shares of common stock held by Mr. Ford, and (e) 91,235 shares of common stock held by Mr. Grabe and 6,000 shares of common stock held by each of Mr. Grabe's two minor children. We refer to GAP 23, GAP 31 and GAP Coinvestment as the "General Atlantic Stockholders." The general partner of GAP 31 and GAP 23 is General Atlantic Partners, LLC ("GAP LLC").

         The managing members of GAP LLC are Steven A. Denning, David C. Hodgson, J. Michael Cline, William O. Grabe, Peter L. Bloom, William E. Ford and Franchon M. Smithson. The managing member of GAP LLC are the general partners of GAP Coinvestment. Messrs. Ford and Grabe, directors of the Company, are managing members of GAP LLC and general partners of GAP Coinvestment. Mr. Ford and Mr. Grabe disclaim beneficial ownership of shares owned by the General Atlantic Stockholders, except to the extent of their respective pecuniary interests therein. The General Atlantic Stockholders disclaim beneficial ownership of the shares of common stock and options to purchase common stock held by Mr. Ford and the shares of common stock held by Mr. Grabe and his minor children. The address for the General Atlantic Stockholders, GAP LLC, Mr. Ford and Mr. Grabe is c/o of General Atlantic Service Corporation, 3 Pickwick Plaza, Greenwich, Connecticut 06830.
(4) Pursuant to a stock option agreement entered into by Sema Group plc ("Sema") and the Company on March 14, 2000, Sema has the right to purchase 17.5% of the Company's common stock outstanding on the date the option is exercised. Sema's address is 233 High Holborn, London, WC1V 7D5 England.
(5) Includes options to purchase 7,813 shares. The address of Mr. Lademacher is LHS Group Inc., Six Concourse Parkway, Suite 2700, Atlanta, Georgia 30328.
(6)      Consists of options to purchase shares of common stock.
(7)      Consists of options to purchase 54,972 shares of common stock.
(8)      Includes options to purchase 590,040 shares of common stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         A subsidiary of the Company leases office space in Frankfurt, Germany from a corporation controlled by the Company's Chairman of the Board, Hartmut Lademacher. During the fiscal year ended December 31, 1999, the Company made lease payments totaling $ 317,000 to this corporation.

         During 1999, the Company paid approximately $172,000 to H.L. Aircraft Leasing Company for the use of its aircraft. Hartmut Lademacher is the sole proprietor of H.L. Aircraft Leasing Company.

         The Company believes that each of the above transactions was on terms no less favorable to the Company than could have been obtained from unaffiliated third parties on an arm's-length basis. The Company has adopted a policy requiring that all transactions between the Company and its officers, directors or other affiliates, or entities in which such person has an interest, must be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arm's-length basis and must be approved in advance by a majority of the Company's directors who have no interest in the transaction.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               LHS GROUP INC.
                                                   (Registrant)



                                          By:  /s/ Scott A. Wharton
                                               ---------------------------------
                                               Scott A. Wharton
                                               Senior Vice President,
                                               General Counsel and Secretary

Date: April 21, 2000