Form 10-Q
period 2000-03-31
LHS GROUP INC
filed 2000-05-12
CIK 1032330

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


Yes [X]  No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


        Class                                 Outstanding at May 1, 2000
        -----                                 --------------------------
Common Stock, $0.01 Par Value                     59,312,252 Shares

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                 LHS GROUP INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED MARCH 31,
                                                  2000                 1999
                                              (UNAUDITED)           (UNAUDITED)
                                              -----------           -----------
Revenues
   License revenues                           $    29,660           $    21,635
   Service revenues                                39,793                37,243
                                              -----------           -----------
Total                                              69,453                58,878

Cost of services                                   23,362                21,636
                                              -----------           -----------
Gross margin                                       46,091                37,242

Operating expenses
   Sales and marketing                              9,656                 7,138
   Research and development                        14,795                12,845
   General and administrative                       7,131                 5,486
                                              -----------           -----------
                                                   31,582                25,469


Earnings before interest and taxes                 14,509                11,773
Interest income, net                               (1,490)               (1,113)
                                              -----------           -----------
Earnings before income taxes                       15,999                12,886

Income taxes                                        5,280                 4,654
                                              -----------           -----------

Net earnings                                  $    10,719           $     8,232
                                              ===========           ===========

Net earnings per share:
   Basic                                      $      0.18           $      0.15
                                              ===========           ===========

   Diluted                                    $      0.18           $      0.14
                                              ===========           ===========

Shares used in per share calculation:
   Basic                                           58,612                55,564
                                              ===========           ===========

   Diluted                                         60,200                59,279
                                              ===========           ===========

                                 LHS GROUP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                    March 31,        DECEMBER 31,
                                                                      2000               1999
                                                                  (UNAUDITED)
                                                                  ------------       ------------
ASSETS
     Cash and cash equivalents                                     $    74,716       $     86,888
     Short-term investments                                             56,128             49,009
     Trade accounts receivable, net of allowances
        of $4,890 and $4,988                                           102,653             91,910
     Prepaid expenses and other current assets                          16,595             14,140
                                                                   -----------       ------------
          Total current assets                                         250,092            241,947

     Property, plant & equipment, net                                   22,360             20,949
     Other                                                              26,627             17,666
                                                                   -----------       ------------

Total Assets                                                       $   299,079       $    280,562
                                                                   ===========       ============

LIABILITIES
     Accounts and notes payable                                          9,192              9,255
     Accrued expenses and other liabilities                             19,618             21,211
     Income taxes payable                                               26,961             25,164
     Deferred revenues                                                  15,007             15,929
                                                                   -----------       ------------
          Total current liabilities                                     70,778             71,559

     Long-term obligations                                                 719                985
                                                                   -----------       ------------

Total Liabilities                                                       71,497             72,544

STOCKHOLDERS' EQUITY
     Common stock ($.01 par value), 200,000
        shares authorized; 59,062 and 58,363
        shares issued and outstanding                                      590                583
     Additional paid-in-capital                                        156,789            150,922
     Retained earnings                                                  79,345             68,626
     Accumulated translation adjustments                                (9,142)           (12,113)
                                                                   -----------       ------------
Total Stockholders' Equity                                             227,582            208,018
                                                                   -----------       ------------

Total Liabilities and Stockholders' Equity                         $   299,079       $    280,562
                                                                   ===========       ============

                                 LHS GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                          THREE MONTHS ENDED MARCH 31,
                                                                              2000             1999
                                                                          (UNAUDITED)       (UNAUDITED)
                                                                         ------------      ------------
OPERATING ACTIVITIES
Net earnings                                                              $    10,719       $     8,232
Adjustments:
     Depreciation and amortization                                              1,834             1,530
     Change in operating assets and liabilities                               (14,939)          (10,578)
                                                                          -----------       -----------
Net cash used in operating activities                                          (2,386)             (816)

INVESTING ACTIVITIES
Additions of leasehold improvements and equipment                              (3,018)           (1,275)
Sale (purchase) of short-term investments                                     (12,601)             (956)
Other                                                                              --               176
                                                                          -----------       -----------
Net cash used in investing activities                                         (15,619)           (2,055)

FINANCING ACTIVITIES
Net proceeds from issuance of capital stock                                     5,873             3,208
Other                                                                             (40)             (255)
                                                                          -----------       -----------
Net cash provided by financing activities                                       5,833             2,953
                                                                          -----------       -----------

(Decrease)/increase in cash and cash equivalents                              (12,172)               82
Cash and cash equivalents at beginning of period                               86,888            46,794
                                                                          -----------       -----------
Cash and cash equivalents at end of period                                $    74,716       $    46,876
                                                                          ===========       ===========

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - EARNINGS PER SHARE

         Diluted earnings per share for the quarter ended March 31, 2000 includes the effect of options to purchase 1,564,609 shares of common stock and 24,320 shares of restricted common stock. Diluted earnings per share for the quarter ended March 31, 1999 includes the effect of options to purchase 11,547,091 shares of common stock and 44,641 shares of restricted common stock. Options to purchase 1,608,812 shares of common stock at prices ranging from $45.00 to $65.37 were outstanding at March 31, 2000 and options to purchase 3,547,741 shares of common stock at prices ranging from $29.3125 to $66.12 were outstanding at March 31, 1999, but were not included in the computations of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Statements made in this document, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. In particular, statements concerning the results of ongoing development of new products, the future financial performance of LHS, and other forward-looking statements are included in this document. Such forward-looking statements are made pursuant to the `safe-harbor' provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management's current expectations or beliefs as well as assumptions made by, and information currently available to management. For a detailed discussion of cautionary statements and factors that could cause actual results to differ from the Company's forward-looking statements, please refer to the Company's filings with the Securities Exchange Commission, especially in the "Factors Affecting Future Performance" included in the Management's Discussion and Analysis section of the Company's Form 10-K for the fiscal year ended December 31, 1999 and in subsequent filings filed with the Securities Exchange Commission.

ACQUISITION

         On June 10, 1999, the Company completed its merger with Priority Call Management, Inc. ("PCM"), in which PCM became a wholly-owned subsidiary of LHS Group Inc. The Company exchanged shares of Common Stock for all the outstanding common shares, preferred shares, and stock options or stock appreciation rights in PCM. The merger was accounted for under the pooling-of-interests method of accounting and, accordingly, the accompanying financial statements and footnotes have been restated to include the operations of PCM for all periods presented. The Company recorded a charge of $4.3 million in the second quarter ended June 30, 1999 related to direct costs incurred with the merger of PCM. PCM is a leading provider of network-based solutions that enable telecommunications providers to offer subscribers a range of enhanced services, including prepaid calling, credit/debit card calling, enhanced messaging and one-number "follow-me" services.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, the Company's statements of income reflected as a percentage of total revenues.

                                                  THREE MONTHS ENDED MARCH 31,
                                                  2000                 1999
                                               (UNAUDITED)          (UNAUDITED)
                                               -----------          -----------
Revenues
   License revenues                                   42.7%                36.7%
   Service revenues                                   57.3%                63.3%
                                               -----------          -----------
Total                                                100.0%               100.0%

Cost of services                                      33.6%                36.7%
                                               -----------          -----------
Gross margin                                          66.4%                63.3%

Operating expenses
   Sales and marketing                                13.9%                12.1%
   Research and development                           21.3%                21.8%
   General and administrative                         10.3%                 9.3%
                                               -----------          -----------
                                                      45.5%                43.3%

Earnings before interest and taxes                    20.9%                20.0%
Interest income, net                                  (2.1)%               (1.9)%
                                               -----------          -----------
Earnings before income taxes                          23.0%                21.9%

Income taxes                                           7.6%                 7.9%
                                               -----------          -----------

Net earnings (loss)                                   15.4%                14.0%
                                               ===========          ===========

FIRST QUARTER ENDED MARCH 31, 2000 COMPARED TO FIRST QUARTER ENDED MARCH 31,
1999


REVENUES

         Total revenues increased 18.0% to $69.5 million in the first quarter of 2000 from $58.9 million in the first quarter of 1999. License revenues increased 37.1% to $29.7 million in 2000 from $21.6 million in 1999, while service revenues increased 6.8% to $39.8 million from $37.2 million. Total revenues increased primarily due to the addition of new customers and license revenue from subscriber growth and increased implementation and support revenue from existing customers. License revenues increased as a percentage of total revenues to 42.7% in 2000 from 36.7% in 1999, while service revenues decreased as a percentage of total revenues to 57.3% from 63.3%. This change in mix of revenues is primarily due to the timing of recurring license revenue from subscriber growth experienced by existing customers, the completion of implementation work for existing customers and the start of the implementation work for new customers.

COST OF SERVICES

         Cost of services decreased as a percentage of total revenues to 33.6% in the first quarter of 2000 from 36.7% in the first quarter of 1999. Cost of services increased 8.0% to $23.4 million in 2000 from $21.6 million in 1999, primarily due to compensation expense associated with increased staffing for new projects in Europe, the Americas and Asia. This increase was offset by increased productivity of the implementation and services function.

SALES AND MARKETING

         Sales and marketing expenses increased as a percentage of total revenues to 13.9% in the first quarter of 2000 from 12.1% in the first quarter of 1999. Sales and marketing expenses increased 35.3% to $9.7 million in 2000 from $7.1 million in 1999 primarily due to an increase in the number of worldwide sales personnel to support revenue and customer growth and expenditures to support the Alcatel alliance in China.

RESEARCH AND DEVELOPMENT

         Research and development expenses decreased as a percentage of total revenues to 21.3% in the first quarter of 2000 from 21.8% in the first quarter of 1999. These expenses increased 15.2% to $14.8 million in 2000 from $12.8 million in 1999. This increase is the result of an increase in the number of personnel associated with the development of new software releases in both the Americas and Europe, including ongoing development of the Company's new Targys technology. The Company has implemented its Targys Customer Server and Customer Inquiry Application for one customer in Europe and one customer in North America. The Company will continue a phased rollout of additional Targys applications during the remainder of 2000.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased to 10.3% of total revenues in the first quarter of 2000 from 9.3% in the first quarter of 1999. These expenses increased 30% to $7.1 million in 2000 from $5.5 million in 1999. This increase is principally due to increases in personnel and other expenses incurred as a result of the general growth of the Company's business.

INCOME TAXES

         The provision for income taxes was 33.0% of earnings before income taxes in the first quarter of 2000 compared to 36.0% in the first quarter of 1999. The decrease in the effective tax rate is due to a reduction of expected tax rates in certain tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities totaled $2.4 million for the first three months of 2000 compared to $0.8 million for the same period of 1999. Working capital requirements for the first three months of 2000 increased compared to the first three months of 1999 due to overall business expansion.

         Net cash used in investing activities totaled $15.6 million for the first three months of 2000 compared to $2.1 million for the first three months of 1999. The increase is due primarily to the purchase of $12.6 million in marketable securities in the first three months of 2000 compared to $1.0 million during the first three months of 1999. Additionally, investment of $3.0 million in furniture, fixtures and equipment was made during the first three months of 2000 compared to $1.3 million in the first three months of 1999.

         Net cash from financing activities totaled $5.8 million for the first three months of 2000, compared to $3.0 million for the first three months of 1999. The increase is due primarily to the Company's receipt of $5.9 million in proceeds from the issuance of new shares of common stock to employees who exercised stock options in the first three months of 2000 compared to $3.2 million in the first three months of 1999.

         At March 31, 2000, the Company did not have any material commitments for capital expenditures. The Company believes that the existing cash balances, available credit facilities and funds generated by operations, will be sufficient to meet its anticipated working capital and capital expenditure requirements for the foreseeable future.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes to the Item 7(A) disclosure made in the Company's report on Form 10-K for the year ended December 31, 1999.

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

         4. Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-22195)).

         10.1 Registration Rights Agreement dated July 15, 1996 among the Company, General Atlantic Partners 23, L.P., General Atlantic Partners 31, L.P., GAP Coinvestment Partners, L.P. and the other stockholders named therein. (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File 333-22195)).

         *10.5 LHS Group Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-57269)).

         *10.6 LHS Group Inc. Amended and Restated Stock Incentive Plan (Incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (File 333-57269)).

         10.7 Employment Agreement dated March 19, 1999, between Stefan Sieber and LHS Group Inc. (Incorporated by reference to Exhibit
                 10.7 the Company's Form 10-Q for the quarterly period ended June 30, 1999).

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

(b)      Reports on Form 8-K

On March 15, 2000 the Company filed a Current Report on Form 8-K to announce that the Company and Sema Group plc, an English public limited company ("Sema") had entered into a Plan and Agreement of Merger, dated as of March 14, 2000 (the "Merger Agreement"). The Merger Agreement sets forth the terms and conditions of the proposed merger of the Company and a wholly-owned subsidiary of Sema, pursuant to which the Company will become a subsidiary of Sema (the "Merger").

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LHS Group Inc.



Date:  May 12, 2000                         By: /s/ Peter J. Chambers
                                            ----------------------------
                                            Peter J. Chambers
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (duly authorized and
                                            principal financial and
                                            accounting officer)

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------
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

*10.7 Employment Agreement dated March 19, 1999, between Stefan Sieber and LHS Group Inc. (Incorporated by reference to Exhibit 10.7 the
               Company's Form 10-Q for the quarterly period ended June 30,
               1999).

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

 27            Financial Data Schedule -- filed herewith.

---------------
* Management contract or compensatory plan.