Form 10-K/A
period 1999-12-31
LHS GROUP INC
filed 2000-06-20
CIK 1032330

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                  FORM 10-K/A

                                     NO. 2

(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-22409

                                 LHS GROUP INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                58-2224883
(State or other jurisdiction   (I.R.S. Employer
     of incorporation)        Identification No.)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]


     The aggregate market value of the Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") was $1,443,369,888 at June 16, 2000, based on the closing sales price of $32.00 per share for the Common Stock on such date on the Nasdaq National Market.



     The number of shares of the registrant's Common Stock outstanding at June 16, 2000 was 69,737,587.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 LHS GROUP INC.

                          ANNUAL REPORT ON FORM 10-K/A
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS


 ITEM
NUMBER                                                                 PAGE
------                                                                 ----
                                  PART I
1.       Business....................................................    1
2.       Properties..................................................   16
3.       Legal Proceedings...........................................   16
4.       Submission of Matters to a Vote of Security Holders.........   16

                                  PART II
5.       Market for Registrant's Common Equity and Related
            Stockholder Matters......................................   17
6.       Selected Financial Data.....................................   18
7.       Management's Discussion and Analysis of Financial Condition
            and Results of Operations................................   19
7(a).    Quantitative and Qualitative Disclosures About Market
            Risk.....................................................   38
8.       Financial Statements and Supplementary Data.................   39
9.       Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.................................   39

                                 PART III
10.      Directors and Executive Officers of the Registrant..........   40
11.      Executive Compensation......................................   43
12.      Security Ownership of Certain Beneficial Owners and
            Management...............................................   48
13.      Certain Relationships and Related Transactions..............   49

                                  PART IV
14.      Exhibits, Financial Statement Schedules and Reports on Form
            8-K......................................................   51
         Signatures..................................................   53

                                     PART I

                      SPECIAL CAUTIONARY NOTICE REGARDING
                           FORWARD-LOOKING STATEMENTS

     Certain of the matters discussed in this document and in documents incorporated by reference herein may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of LHS to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed below in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors Affecting Future Performance". All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

ITEM 1.   BUSINESS

INTRODUCTION

     LHS Group Inc. ("LHS" or the "Company") provides billing and customer care, enhanced messaging and call routing, and customer acquisition and management software to communications services providers throughout the world. The Company was organized as a corporation under the laws of the State of Delaware in 1995.

     A majority of the Company's revenues are generated by two distinct products lines -- the Business Support and Control System ("BSCS") billing and customer care software and the Oryx enhanced services system. The Company also generates revenue from its InfoCell ConVerge customer acquisition software and various BSCS add-on modules and complimentary third party products. The Company's BSCS software can be used by communications service providers with small or large subscriber bases ("scaleable"), can be implemented quickly, and can support innovative marketing and pricing of communications services. The Company's Oryx enhanced services system is comprised of off-the-shelf hardware and proprietary software. Oryx is a scaleable system made of independent modules ("modular") that enables service providers to offer a variety of value-added services, such as enhanced messaging, pre and postpaid calling, one number and other enhanced routing services. The Company's ConVerge customer acquisition software enables service providers to establish new accounts and manage inventory, orders, cash, and referrals. The Company is also a licensed distributor of Athene Software's System Advanced Predictive Technology ("APT") customer management software. APT enables service providers to predict customer turnover and recommends corrective action. The Company's products are used throughout the world by more than 300 service providers that together service more than 60 million subscribers.

RECENT DEVELOPMENTS

     On March 15, 2000, LHS and Sema Group plc, an English public limited company ("Sema"), announced that they had entered into a Plan and Agreement of Merger, dated as of March 14, 2000 (the "Merger Agreement"). The Merger Agreement sets forth the terms and conditions of the proposed merger of LHS and a wholly owned subsidiary of Sema, pursuant to which LHS will become a majority-owned subsidiary of Sema (the "Merger").

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

     LHS shares held by three German stockholders, including LHS's Chairman of the Board, Hartmut Lademacher, will remain outstanding. Between January 1, 2002 and December 31, 2003, each of these German stockholders will have the right to exchange all of his LHS shares for Sema ADSs or Sema ordinary shares on the same terms as provided in the Merger. Between January 1, 2004 and June 30, 2004, Sema will have the right to require each of the German stockholders to exchange all of his LHS shares for a number of Sema ADSs or Sema ordinary shares equal to 95% of the consideration which the stockholder would have received in the Merger.

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

     The Merger Agreement contains a $105 million termination fee, payable to Sema upon certain circumstances described in the Merger Agreement. LHS has also entered into an agreement granting Sema an option to purchase up to 17.5% of its common stock (the "Stock Option Agreement"), which terminates at the termination of the Merger Agreement. On June 12, 2000, Sema delivered to LHS a notice of exercise under the Stock Option Agreement and closed the purchase of 10,386,091 shares on June 14, 2000 at an exercise price of $37.46 (L24.84) per share. In accordance with the terms of the

Stock Option Agreement, Sema paid LHS $103,861 (L68,878) in cash, equal to the par value of the shares purchased ($0.01 per share), and issued LHS a full recourse promissory note in the approximate amount of $389 million (L258 million), equal to the purchase price of the shares in excess of the par value. The promissory note matures in one year, bears interest at the prime rate as reported in The Wall Street Journal payable quarterly and is secured by the shares of LHS common stock with regard to which it is issued.

     Certain significant stockholders of both LHS and Sema, including LHS Chairman of the Board, Hartmut Lademacher, General Atlantic Partners and France Telecom, have entered into stockholder voting agreements under which they have agreed to vote their shareholdings in favor of the Merger.

INDUSTRY BACKGROUND

   Communications Industry

     For most of this century, communications services providers around the world provided basic voice telephone service in heavily regulated environments. More recently, however, the deregulation of the telecommunications industry coupled with the development and widespread adoption of new voice and data technologies has resulted in significant growth in the number and type of new service providers. As a result, communications markets worldwide have become increasingly competitive and dynamic.

     Governments around the world continue to relax regulatory constraints on the communications industry. Within the United States, deregulation commenced in the long distance market with the breakup of AT&T in 1984 and the subsequent entry of additional long distance service providers. In 1994, the U.S. government similarly allowed new competitors to enter the cellular industry by auctioning significant radio spectrum for digital telephony, PCS and other services to new service providers. More recently, the Telecommunications Act of 1996 has increased competition across U.S. markets by allowing new and existing local and long distance wireline, wireless and cable TV companies to provide competing services. New radio spectrums will be auctioned for emerging technologies such as G3, UMDS and MMDS. Although the Telecommunications Act of 1996 and new radio spectrum used for various wireless technologies has not increased competition to the extent anticipated when the Act was passed, the number of communications service providers in the U.S. market has increased and is expected to continue to increase.

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

     In conjunction with deregulation, advances in telecommunications technology have stimulated the growth in the number and types of telecommunications companies. For instance, a recent trend in wireless technology has been to offer wireless data transmission services. The rapid changes in telecommunications technology have created significant market opportunities for new and existing service providers, resulting in greater competition and a wider range of service offerings for consumers.

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

     As competition intensifies, communications service providers increasingly differentiate their service offerings, not only on the basis of pricing and reliability, but also by offering value-added features, bundling multiple services, and marketing innovative, targeted rate and service plans. They are utilizing technology advancements to compete by offering service features in addition to basic telephony, including voice mail, call forwarding, caller identification, fax and data transmission. As telecommunications companies established in one market attempt to enter other formerly distinct markets in wireline, wireless, satellite and Internet services, many are bundling multiple services into convergent offerings to retain existing customers and to attract new customers. They also are relying on innovative marketing of rate and service plans to successfully segment and attract potential customers.

     To compete effectively, communications service providers require software that enables innovative and flexible marketing and supports multiple service offerings. Software that provides billing, customer care and management, and enhanced services, has become critical to the business success of communications service providers. Service providers today demand software that provides innovative and flexible marketing of services, robust customer management capabilities, subscriber data and feedback and service plan flexibility in addition to the rating, invoicing and collection features provided by yesterday's billing systems. Increasingly, such software is deployed by service providers as a strategic business weapon.

   Business and Operations Support Software

     Billing and other business support software for telecommunications companies were first developed to meet the needs of large monopoly telephone companies that offered fixed line voice service, and offered a simple, single-service billing function, including rate tariffing and invoicing. This software lacked advanced customer care functionality, which typically provides the initial establishment and management of customer accounts, assignment of phone numbers, service selection and provisioning, issuance and reporting of calling card usage, maintenance of customer history, directory listings, and generation and management of marketing feedback. While sufficient for the regulated environment in which service providers then operated, these early billing systems typically were mainframe-based, were built around proprietary, closed hardware and software and were inflexible and costly to maintain.

     The rapid advance of communications technologies and the introduction of new wireless and data technologies, the deregulation of markets around the globe and the increasing importance of reducing time-to-market have motivated communications service providers to install, maintain and update advanced business support software. This software is essential for both existing and emerging service providers to compete effectively as they seek to introduce new services, enter new markets and offer a high level of customer service. In some cases, communications service providers may choose to outsource the fulfillment of these activities to service bureaus for financial or other business reasons. Regardless of whether service providers rely on purchased software operated internally or on outsourced software from a service bureau provider, a strong market opportunity exists for a billing, customer care and management, and enhanced services software that provide the following benefits:

     Flexibility.   Communications service providers need billing and other
business support software that enables innovative, sophisticated and dynamic marketing and pricing of multiple communications technologies and services. They also need software that is based on open technology standards for easy integration of third party software and different networks, including wireline, wireless, satellite and data networks.

     Rapid Time-to-Market.   Service providers entering new markets for
telecommunications services place a significant premium on rapid launch of services. Thus, they require software that can be implemented quickly.

     Proven Track Record.   With little margin for error in a very competitive
environment, communications service providers seek billing and other business support software that is capable of uninterrupted operation to ensure the availability of services.

     Scaleability.   Communications service providers seek software that will
scale with subscriber grow to avoid service disruption and to minimize recurring staff training and support system investments.

     Multiple Service Support.   As established service providers enter new
markets, business support software must support multiple communications services and standards. Software supporting wireline, wireless, data and satellite offerings enables innovative marketing of multiple services with a single bill.

     International Support.   As communications service providers enter new
geographic markets, their business support software must increasingly support multiple languages and currencies while providing consistent functionality across diverse market environments.

     Access to Customer Information.   In the increasingly competitive market
for communications services, rapid access to customer information and effective customer service is a top priority.

THE LHS PRODUCTS

     The Company believes that it currently meets, and will continue to meet, the needs of a wide variety of communications service providers with BSCS, Oryx, InfoCell ConVerge, and its other software products, and the Company's broad range of customization, installation and maintenance services.

     The LHS software products offer the following features and benefits:

     - Flexibility.   LHS software can be tailored to each service provider's
       particular needs in order to keep pace with a highly competitive, dynamic market. For instance, BSCS enables service providers to dynamically update rate and pricing plans tailored to time of day, day of week, previous usage levels, call destinations, credit characteristics and numerous other marketing parameters. BSCS also allows service providers to rate calls based upon events, duration, volume of usage, location, time of day, and quality of service. Oryx enables service providers to offer a variety of enhanced services such as pre-paid calling, one number, and advanced messaging services. Service providers can initially purchase small systems and selected enhanced services applications and later grow their systems into very large, fully redundant systems that include a broad range of enhanced services that work seamlessly with their existing networks and services.
     - Open Technologies.   LHS software products utilize open technologies that
       support multiple hardware and operating systems, enabling service providers to benefit from continued advances in technology. LHS software products also support multiple wireline, wireless and data technologies. As a packaged application customized to meet the needs of each particular customer, LHS software products offer service providers rapid installation relative to custom software and are more flexible than in-house legacy mainframe systems. LHS' open technologies enable efficient integration of LHS software products with leading financial, human resources, operational and other third party software applications.
     - Modular Configuration.   The LHS software products can be rapidly and
       efficiently customized and launched. The modular configuration of the Company's software products allow service providers to modify or add applications with little or no impact to the uneffected modules. This allows service providers to easily tailor LHS software products to meet their unique system requirements.
     - Multiple Services and Network Technology Support.   LHS software products
       support and interface with multiple telecommunications technology standards with minimal modification to the software. LHS software products currently support the GSM, CDMA, TDMA, iDEN, LDMS, MMDS, and AMPS wireless standards, as well as various satellite, wireline, paging, and data standards.

     - International Coverage.   LHS software products support multiple
       currencies and the requirements of different geographic markets. LHS software products currently are installed in more than 70 countries and support multiple languages, including Czech, Chinese, English, French, German, Hebrew, Indian, Italian, Japanese, Korean, Polish, Portuguese, Russian and Spanish.
     - More Reliable Replacement of Existing Systems.   For communications
       service providers with maturing legacy systems, the challenge is to upgrade to a new system without putting their existing investment at risk. LHS provides smooth and reliable replacement of existing systems with its new Targys software.
     - Higher Profits Per Subscriber.   As competition continues to put pressure
       on subscription revenues, communications service providers want to improve the average profit earned from each subscriber. They offer value-added services and service bundles to increase their profit per subscriber. With the Company's Oryx product, service providers can offer a broad range of features and applications such as prepaid calling, credit/debit-card calling, call routing and enhanced messaging available in a single platform. With BSCS, service providers can now rate and bill for data services based on events, usage locations, time of day and quality of service.
     - Getting Closer To The Customer.   Quality customer service requires
       detailed customer knowledge. The combination of LHS' BSCSAdvise decision support software and Athene Software, Inc.'s Advanced Predictive Technology ("APT") product suite provides a way to extract BSCS customer information into datamarts for fast and comprehensive analysis of customer behavior.
     - Complete Customer Services.   In addition to software, the Company
       provides service providers with complete information technology services, including initial customization and installation and ongoing maintenance, upgrades and customer support. The Company offers ongoing maintenance and customer support at varying levels of service and pricing designed to meet the needs of the service provider.

THE LHS STRATEGY

     The Company's vision is to be the leading billing and business support software provider to the global communications industry. The Company's strategies include:

     - Expand its Installed Base of Billing and Customer Care Software and
       Enhanced Services Systems.   The Company's BSCS and Oryx products are
       used by more than 300 wireless, wireline and satellite customers. The Company intends to use its experience and broad customer base to compete for new billing and customer care and enhanced services installations worldwide.
     - Become the Market Leader in Business Support Software for the Convergent
       Communications Industry.   The Company believes there is a significant
       market opportunity to use its position as a provider of billing and customer care software and enhanced services systems to offer comprehensive business support software for the growing number of service providers who offer multiple communications services.

     - Become the Leading Provider of Data and Internet Protocol ("IP") Business
       Support Software.   Version 5.3 of LHS' BSCS billing and customer care
       software supports data services GPRS, LMDS, MMDS and U-NNI Band, and Internet services (e-mail, web browsing, web hosting and newsgroups). In June 1999, the Company announced a strategic alliance with XACCT Technologies, Inc. to develop usage-based IP billing software for the global communications industry. In the first quarter of 2000, the Company announced a strategic alliance with Portal Software, Inc. to develop software to support wireless Internet services. Through a combination of continuing to develop functionality in its own software products and strategic alliances with companies that offer complementary technologies, the Company will pursue its strategy to become a leading provider of IP billing and business support software.
     - Expand Globally.   The Company will continue to deploy software
       development, sales, service and management resources to its regional offices in Frankfurt, Germany; Atlanta, Georgia, United States; and Kuala Lumpur, Malaysia, and various local sales and project offices within the three regions, and will continue to customize its products for use in new markets. In early 2000, the Company signed an agreement to jointly pursue the mainland China market with Alcatel.
     - Expand Product and Services Offerings.   Through a combination of
       in-house development, technology alliances such as the current XACCT, Athene and Portal agreements, and strategic acquisitions like the Priority Call transaction in 1999 and the InfoCellular transaction in 1998, the Company intends to continue to expand its product and services offerings to meet the growing and changing needs of communications service providers.
     - Develop and Maintain Customer Relations.   The Company believes that the
       development of long-term customer relations will result in repeat business, a strong reputation for the Company within the global communications industry and opportunities for future product development. As a means to develop and maintain good customer relations, LHS holds management, consulting and sales staff accountable for the quality of relations with specific customers, each of which is assigned a dedicated contact person within the Company.
     - Maintain Third-Party Relationships.   The Company seeks to maintain its
       relationships with leading systems integrators such as Andersen Consulting, Electronic Data Systems Corporation ("EDS"), Cap Gemini, and Logica, leading vendors of telecommunications equipment, such as Ericsson, and international telecommunications service providers, such as Telecom Italia Mobile, Bell Atlantic Global Wireless, France Telecom, and Vodaphone Airtouch. Many of these systems integrators, equipment vendors and international service providers operate on a global basis across wireless, wireline and other communications technology lines, and the Company expects these relationships to facilitate the Company's penetration of non-wireless and non-European markets. The Company also seeks to maintain its relationships with technology partners such as XACCT Technologies, Portal Software and Athene Software and expects these relationships to facilitate the Company's penetration of the data and Internet communications market and the growing customer management software market.

PRODUCTS

     The Company derives most of its revenues from sales of its BSCS software product and its Oryx enhanced services system, and related services to implement and support these products. Approximately 78% of the Company's revenues are derived from BSCS sales, and approximately 19% of the Company's revenues are derived from Oryx sales. The remainder of the Company's revenues are derived from its other software products such as Infocell ConVerge and BSCS add-on modules such as the BSCSAdvise decision support system, the VMD vendor mediation device, and the Targys-based Web Service Center.

BSCS

     BSCS is comprised of kernel ("core") and non-kernel ("non-core") modules. The kernel modules comprise the set of core software modules with functions that are common to all BSCS configurations, while non-kernel modules primarily provide BSCS the ability to interface with the service provider's other systems, such as its telecommunications network and accounting systems. Non-kernel modules typically are customized to meet individual carrier requirements, while the kernel modules typically are not as highly customized.

     The core functions that are carried out by the kernel modules are:

     - establishment and ongoing management of customer accounts and services;
     - assignment and inventory of management for telephone numbers and handsets;
     - assignment of long distance carriers;
     - settlement of roaming charges;
     - development of billing plans for multiple services based upon usage, type of charge, discounts and comparisons to competitor's plans;
     - validation and determination of the rates applicable to subscriber calling records;
     - bill processing in multiple languages and currencies;
     - reconciliation of bills with financial records;
     - accounts receivable management; and
     - sales force administration and commission processing.

     The functionality for the establishment and ongoing management of customer accounts and services (as well as additional functionality) is being introduced in the Targys customer care client applications, such as the Targys Customer Inquiry application introduced in 1999.

     The non-core functions carried out by the non-kernel modules are:

     - receipt, editing, authentication and re-formatting of calling records;
     - activation of handsets and services at the network switch;
     - authentication of subscribers to allow access to the network;
     - payment processing; and
     - bill formatting, printing and delivery.

ORYX

     LHS' enhanced services system is the Oryx product, which is comprised of off-the-shelf hardware components and proprietary software. Enhanced services are services, in addition to traditional telephone service, that improve the efficiency and effectiveness of telecommunications, such as messaging, prepaid calling and one number services.

     As a result of the features listed above, service providers can initially purchase small systems and selected enhanced services software applications and grow their systems into very large systems that include a broad range of enhanced services that work seamlessly with their existing networks and services.

     The Company offers a variety of software applications that run on the Oryx system. The software applications allow service providers to offer the following services:

     Enhanced Messaging.   Enhanced messaging services provide subscribers the
opportunity to manage their messages more efficiently. For example, subscribers can:

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

     Prepaid and Debit Calling.   Prepaid calling and debit calling offer
subscribers an alternative payment method. By offering prepaid calling and debit calling, service providers can expand their subscriber base to include cost-conscious individuals, such as students and travelers, and subscribers who previously did not meet minimum credit requirements.

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


INFOCELL CONVERGE


     InfoCell ConVerge is software used to manage the operations of the service providers' retail outlets to remotely establish new customer accounts and manage the inventory of handsets and telephone numbers assigned to each outlet. InfoCell ConVerge includes functionality for the remote establishment and of new customer accounts and ordering and assignment of services, management of handset and telephone number inventories, and management of cash transactions.

SERVICES

     The Company derived 58.6%, 59.5%, and 63.2% of total revenues for the years ended December 31, 1999, 1998 and 1997, respectively, from services provided for implementation, consulting, production support services, training and maintenance. For BSCS, LHS offers service providers the choice of initial installation directly from the Company or through leading systems integrators, including Andersen Consulting, Cap Gemini, EDS and Logica plc. During the three year period ended December 31, 1999, approximately 70% to 80% of service providers have elected to use systems integrators to install BSCS.

     The first phase of a project typically consists of an analysis to identify and specify BSCS system tailoring requirements and to define the overall project and budget. The second phase involves customization to modify BSCS non-kernel systems interface modules to meet the resulting system specifications for that customer. The resulting custom BSCS solution is then tested and installed in the carrier's information and telecommunications infrastructure. Project duration, from initial analysis through implementation and acceptance, typically ranges from six to twelve months. The Company implements its Oryx enhanced services platform and InfoCell ConVerge customer acquisition software without the involvement of third party systems integrators. As of December 31, 1999, the Company employed 631 projects and services personnel compared to 520 at December 31, 1998.

     After installation, the Company maintains close contact with the customer, even in projects implemented through a systems integrator. LHS holds management, consulting and sales personnel accountable for the quality of relations with specific customers, by assigning a consulting and sales contact to each customer, and through control over upgrades and maintenance. As a result, the Company is often positioned to earn substantial revenues from additional customization of its solutions after installation. The Company also generates additional revenues from maintenance agreements as a carrier's subscriber base and service offerings continue to grow and expand.

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

PRODUCT DEVELOPMENT

     The Company directs its software development efforts toward refining and enhancing BSCS and Oryx. Significant emphasis is placed on the Company's compliance with world-wide software development standards and quality benchmarks during product development. To this end, in 1998, the Company's technology group received worldwide ISO 9001 certification and in 1999, the Company's LHS Priority Call subsidiary received ISO 9001 certification.

     During 1999, the Company introduced BSCS Version 5.3 and the first software applications that utilize its new Targys object-oriented software development technology. BSCS 5.3 added functionality to support the GPRS, LMDS, MMDS and U-NNI Band wireless data technologies, Internet services, such as e-mail, web browsing, web hosting and newsgroups, and long distance. BSCS 5.3 also added functionality to allow service providers to charge different rates based upon events, duration and volume of usage, location, time of day and quality of service. The Targys-based applications perform the same functions as the BSCS customer administrator module.

     Some of the Company's short-term focus areas for development are IP and wireless data technologies, unified messaging, local number portability, dual-mode handsets, call analysis and customer management. The Company will continue to utilize available technology to provide its clients and integrators with software based on new technologies. In keeping with that philosophy the Company adheres to an open interface strategy and continues to endorse object oriented programming technologies which make its software more readily adjustable and compatible with the existing systems of service providers. The Company's development staff consisted of 637 employees as of December 31, 1999, compared to 442 employees as of December 31, 1998. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Factors Affecting Future Performance -- We must adopt to changes in technology, products, industry standards and customer needs."

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

     Because third parties play an important role in the general deployment of information technology with service providers, the Company has developed a number of indirect sales channels. These indirect channels, through systems integrators, international service providers and telecommunications equipment vendors, are built on relationships and references developed through cross-selling and problem-solving. LHS markets its products through a number of systems integrators and equipment manufactures, particularly for systems serving larger service providers. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance -- Our success is dependent on our relationships with consulting firms and systems integration firms."

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

COMPETITION

     The markets for billing and customer care and other business support software and enhanced services systems are highly competitive, and the Company expects this competition to increase. The Company competes with independent providers of billing systems and services, such as AMDOCS, Inc. ("AMDOCS"), Kenan Systems Corporation ("Kenan") (now a wholly-owned subsidiary of Lucent Technologies Inc.), Convergys Corporation, Kingston-SCL and SEMA Group plc, with systems integrators and with internal billing departments of larger telecommunications service providers. The Company's principal competitors in the enhanced services market are Comverse Technology Inc., Brite Voices Systems, Inc., Glenayre Electronics, Inc. and Logica plc. The Company expects to continue to encounter substantial competition from its existing competitors and that additional competitors will enter the market.

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

PATENTS, INTELLECTUAL PROPERTY RIGHTS, AND LICENSES

     The Company currently holds a total of four United States patents which expire between 2010 and 2018. Our patents relate to our Oryx product line and address intelligent call routing technologies and real time call rating and debiting. However, the

Company does not consider any of these patents to be material to its business. While the Company files patent applications periodically, no assurance can be given that patents will be issued on the basis of such applications or that, if patents are issued, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted under the patents will provide significant benefits to the Company.

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

     The Company believes that because of the rapid pace of technological change in the communication and software industries, the legal protections for its products are less significant factors in the Company's success than the knowledge, ability and experience of the Company's employees and the timeliness and quality of support services provided by LHS. See "Part II, Item 7, Affecting Future Performance -- We have only limited protection of our proprietary rights and technology."

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

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


     LHS' common stock began trading on the Nasdaq National Market on May 16, 1997 under the symbol "LHSG". The common stock began trading on the Frankfurt Neuer Market Exchange on May 21, 1997 under the symbol "LHI." The following table sets forth, for the fiscal quarters indicated, the high and low sales prices of LHS' common stock and average daily share volume as reported by Nasdaq. As of June 16, 2000, LHS had 69,737,587 shares outstanding. There were 58 holders of record of the Company's common stock on June 16, 2000.


                                                                     AVERAGE DAILY
                                                    HIGH     LOW     SHARE VOLUME
                                                   ------   ------   -------------
2000
First Quarter....................................  $53.50   $24.25      348,979
1999
First Quarter....................................  $59.13   $28.63      186,346
Second Quarter...................................   37.50    25.50      185,829
Third Quarter....................................   39.75    29.19      122,059
Fourth Quarter...................................   36.38    21.00      209,416
1998
First Quarter....................................  $50.38   $25.50      226,164
Second Quarter...................................   73.75    44.50      259,103
Third Quarter....................................   76.50    43.94      339,675
Fourth Quarter...................................   57.38    36.75      279,313

     The Company has not declared or paid any cash dividend on its common stock since 1994. The Company currently intends to retain its future earnings, if any, to fund the development and growth of its business and therefore does not intend to pay any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

                                              YEARS ENDED DECEMBER 31,
                                 --------------------------------------------------
                                   1999       1998       1997      1996      1995
                                 --------   --------   --------   -------   -------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of
   Income Data
Total revenues.................  $262,596   $194,118   $125,522   $67,899   $33,241
Earnings before interest and
   taxes.......................    56,778     31,099     15,350     4,025     1,246
Net earnings...................    38,443     18,685     10,451     2,039       360
Net earnings per share:
   Basic.......................      0.67       0.33       0.22      0.06      0.01
   Diluted.....................      0.65       0.32       0.20      0.05      0.01
Consolidated Balance Sheet Data
Total assets...................   280,562    210,324    141,930    56,069    29,851
Long-term obligations..........       985      2,772      1,245     1,693       420
Total stockholders' equity.....   208,018    155,755    100,948    21,481    13,886

---------------

(1) See Note 2 of the Notes to Consolidated Financial Statements.
(2) The 1998 amount includes a one-time charge relating to the write off of in-process research and development of $8.2 million.
(3) The 1999 amount includes merger costs totaling $4.3 million relating to the Priority Call merger.
(4) Earnings before interest and taxes (EBIT) is commonly used by analysts and investors as a measure of financial performance in the software industry. LHS's management believes that the presentation of EBIT provides relevant information to investors. EBIT may not necessarily be comparable to similarly titled data of other software companies. EBIT should not be construed as alternatives to operating income or cash flows from operating activities as determined in accordance with GAAP or as a measure of liquidity. EBIT is not defined in generally accepted accounting principles and should not be considered in isolation or as a substitute for a measure of operating performance or liquidity in accordance with generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     On June 10, 1999, the Company completed its merger with Priority Call Management, Inc. ("PCM"), in which PCM became a wholly owned subsidiary of LHS Group Inc. The Company exchanged 4,105,116 shares of common stock for all the outstanding common shares, preferred shares, and stock options or stock appreciation rights in PCM. The merger was accounted for under the pooling-of-interests method of accounting and, accordingly, the accompanying financial statements and footnotes have been restated to include the operations of PCM for all periods presented. The Company recorded a charge of $4.3 million in the second quarter ended June 30, 1999 related to direct external costs incurred as a result of the merger with PCM. The external costs consist of investment banking fees, SEC registration fees, and legal and accounting fees. PCM is a provider of network-based solutions that enable telecommunications providers to offer subscribers a range of enhanced services, including prepaid calling, credit/debit card calling, enhanced messaging and one-number "follow-me" services.

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

   Revenues

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

   Cost of Services

     Cost of services decreased as a percentage of total revenues to 34.0% in the year ended December 31, 1999 from 38.5% in the year ended December 31, 1998. Costs of services increased 19.5% to $89.4 million in 1999 from $74.8 million in 1998, primarily due to compensation expense associated with increased staffing for new projects in Europe, the Americas and Asia. This increase was partially offset by moderate increases in the productivity and efficiency of the implementation and services functions. Cost of services consists primarily of salaries and benefits of those employees associated with the installation of software products and other product support activities. It also includes third-party costs associated with systems integrators, hardware costs and costs related to providing software maintenance and end-user training to customers.

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

   General and Administrative

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

   Income Taxes

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

   Net Earnings

     Net earnings increased to 14.6% of total revenues in the year ended December 31, 1999 from 9.6% in the year ended December 31, 1998. Net earnings increased 105.7% to $38.4 million in 1999 from $18.9 million in 1998. The increase is due to the increase in gross profit, partially offset by higher operating expenses as described above. Diluted net earnings per share were $0.65 per share for the year ended December 31, 1999, compared to $0.32 for the year ended December 31, 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

   Revenues

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

   Cost of Services

     Cost of services decreased as a percentage of total revenues to 38.5% in the year ended December 31, 1998 from 45.1% in the year ended December 31, 1997. Costs of services increased 32.0% to $74.8 million in 1998 from $56.6 million in 1997, primarily due to compensation expense associated with increased staffing for new projects in Europe, the Americas and Asia. This increase was partially offset by moderate but unquantifiable increases in the productivity and efficiency of the implementation and services functions. Cost of services consists primarily of salaries and benefits of those employees associated with the installation of software products and other product support activities. It also includes third-party costs associated with systems integrators, hardware costs and costs related to providing software maintenance and end-user training to customers.

   Sales and Marketing

     Sales and marketing expenses decreased as a percentage of total revenues to 10.0% in the year ended December 31, 1998 from 11.6% in the year ended December 31, 1997 although sales and marketing expenses actually increased to $19.5 million in 1998 from $14.6 million in 1997. The increase in sales and marketing expenses was principally due to the growth in the number of worldwide sales and marketing personnel responsible for developing business, particularly in Europe and Asia, and increased participation in trade shows and other worldwide marketing activities. Sales and marketing expenses consist primarily of the salaries, benefits and travel expenses of those employees responsible for acquiring new business and maintaining existing customer relationships, as well as marketing expenses related to trade publications, advertisements and trade shows.

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

   General and Administrative

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

   Income Taxes

     The provision for income taxes was 47.7% and 41.7% of earnings before income taxes for the years ended December 31, 1998 and 1997, respectively. The effective tax rate was higher than the statutory tax rate of 34% primarily because the non-deductible write-off of in-process research and development in 1998 and higher tax rates in foreign countries in 1998 and 1997.

   Net Earnings

     Net earnings increased to 9.6% of total revenue in the year ended December 31, 1998, from 8.3% in the year ended December 31, 1997. Net earnings increased 78.8% to $18.7 million in 1998 from $10.4 million in 1997. The increase is due to the increase in gross profit, partially offset by higher operations expenses as described above. Diluted net earnings per share were $0.32 per share for the year ended December 31, 1998, compared to $0.18 for the year ended December 31, 1997.

   In-Process Research and Development

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

     No assurance can be given that actual revenues and operating profit attributable to acquired in-process research and development will not deviate from the projections used to value such technology. Ongoing operations and financial results for the acquired technology, and the Company as a whole, are subject to a variety of factors which may not have been known or estimatable at the date of such transaction, and the estimates discussed below should not be considered the Company's current projections for operating results for the acquired assets or licensed technology or the Company as a whole.

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

     As of December 31, 1999, the Company estimates that financial results are in line with the projections detailed above.

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

                   RISK FACTORS AFFECTING FUTURE PERFORMANCE

A FAILURE TO COMPLETE OUR MERGER WITH SEMA GROUP PLC MAY RESULT IN A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

     On March 14, 2000, we entered into a plan and agreement of merger with Sema Group plc pursuant to which LHS would become a majority-owned subsidiary of Sema. We expect for this merger to be completed in the second half of 2000. The announcement of the pending transaction may have adverse effects on our business and operations. Employees that are key to our continuing successful operation may leave LHS as a result of the pending transaction. Customers who do not believe that the transaction will be favorable to their relationship with LHS in terms of the future quality of the products and services we provide to them or otherwise may decide to diminish in some way their relationship with LHS. Potential customers of LHS may delay entering into, or decide not to enter into, a business relationship with LHS because of the pending transaction with Sema. Any of the factors discussed above may result in a material adverse effect on our business and results of operations. In addition, if the transaction is not consummated on schedule or at all, for any reason, including, without limitation, reasons that could result in our paying a $105 million termination fee to Sema (which generally involve the termination of the merger agreement when a competing offer to acquire LHS exists), or reimbursing Sema for up to $10 million in expenses, or if the transaction is not completed on schedule, our business, financial condition and results of operations would be materially adversely affected. See "Item 1 -- Business."

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

WE MAY NOT EFFECTIVELY MANAGE OUR GROWTH.

     Over the last three years, we have greatly expanded our operations by opening ten new offices, hiring approximately 1,000 employees, and making approximately $29 million in additional capital expenditures for management information system computers and other equipment, placing considerable demand on our administrative, operational and financial personnel and systems. Further expansion may place additional strains on our resources. To address these expansion issues, we currently intend to make substantial expenditures and devote further management time and resources to:

     - improve or replace our management information, financial and other reporting systems;
     - standardize installation methods across regions and product lines;
     - develop and coordinate strategies, operations and product development processes among our operations in the Americas, Europe and Asia;
     - recruit, train and retain qualified consulting, technical, sales, financial, marketing and management personnel; and
     - integrate acquired businesses.

     We cannot assure you that our existing resources, systems and space will be able to adequately support our further expansion. Our failure to respond appropriately to growth and change would likely result in a material adverse effect on the quality of our services, our ability to retain key personnel and our business.

WE DEPEND ON LARGE CONTRACTS FROM A LIMITED NUMBER OF CUSTOMERS.

     We provide customized billing and customer handling systems to communications service providers. Although no single customer accounted for more than 10% of our revenues in 1999, we have traditionally relied upon, and expect to continue to rely upon, large contracts from a limited number of customers. The top 15 of our more than 300 customers represented approximately 31%, 36% and 58% of total revenue for the years ended December 31, 1999, 1998 and 1997, respectively. This can cause our revenues and earnings to fluctuate between periods based on the timing of orders and realization of revenues from these orders.

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

     Many of our potential customers are new entrants in the communications services markets and lack significant financial and other resources. We may be required to offer them alternative pricing arrangements, including exceptions from our standard pricing or extended payment terms within twelve months, if we want these new market entrants to be our customers. Historically, we have not had any material alternative pricing arrangements. We may not be able to develop customer relationships with these new entrants, but even if we do, there is no guarantee that these customers will be successful. If they are not successful, they may reduce or discontinue their purchases from us and we may be unable to collect payments from these customers. Any one of these factors could have a material adverse effect on our business, operating results and financial condition.

EXPANSION OF OUR PRODUCTS AND SERVICES INTO NEW GEOGRAPHIC MARKETS MAY BE UNSUCCESSFUL.

     We plan to continue expanding our products and services into new geographic markets, with a particular focus on the mainland China and Japanese markets, where we intend to open sales and customer support offices. The business practices and customs in mainland China and Japan are very different from those in markets where we already conduct business, and we may not be successful in the mainland China and Japanese markets if we are unable to adapt our current methods of doing business to meet the unique business customs in these markets. The expansion of the market for our products and services to include mainland China, Japan and other new markets that we may decide to enter in the future is also subject to risks discussed below at page 25 in the section entitled "The success of our international business operations is subject to many uncertainties". Our failure to successfully establish ourselves in these new markets would likely result in a material adverse effect on our business. Likewise, delays in the introduction of new communications technologies in new markets may result in decreased demand for our products and services for use in connection with new communications services.

     Our strategy of expanding our business through acquisitions of and mergers with other businesses and technologies presents special risks.

     LHS expects that it will continue to expand through the acquisition of and mergers with businesses, technologies, products, and services from other businesses. Acquisitions involve a number of special problems, including:

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

OUR SUCCESS IS PARTIALLY DEPENDENT ON OUR RELATIONSHIPS WITH CONSULTING FIRMS AND SYSTEMS INTEGRATION FIRMS.

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

     As we expand, we will market our products and services to service providers in markets that we do not currently serve, such as the IP and data communications billing and business support software market, and the network management and support software market. We may encounter new competitors upon entry into these markets that may have greater financial, technical, personnel and marketing resources than we do. We cannot assure you that we will be able to successfully identify and address the demands for these new markets or that we can continue to compete effectively in our current markets. We may not be able to develop or acquire new software applications that will be marketable in these new and immature markets and we may not be able to adapt to the rapid technological changes in these markets quickly enough to effectively compete with competitors who are already present. Our failure to maintain our competitiveness or to become competitive in new markets would have a material adverse effect on our business, operating results and financial condition.

OUR SUCCESS DEPENDS UPON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL.

     Our future success depends in large part on the continued service of our key management, sales, product development and operational personnel, although our success does not depend on the continued service of any one individual. Since it is our goal to continue our expansion, our success also depends on our ability to attract and retain highly qualified technical, managerial, sales and marketing personnel. Competition is intense for the recruitment of highly qualified personnel in the software and telecommunications services industry. We may not be able to successfully retain or integrate existing personnel or identify and hire additional personnel. Our inability to hire and retain qualified personnel would likely have a material adverse effect upon our current business, new product development efforts and future business prospects. We do not currently maintain key person insurance coverage for any of our employees.

THE SUCCESS OF OUR INTERNATIONAL BUSINESS OPERATIONS IS SUBJECT TO MANY UNCERTAINTIES.

     We conduct a substantial portion of our business outside of the Americas. In each of 1998 and 1999, our sales outside the Americas represented approximately 60% of our total revenues. We expect a majority of our revenues to continue to be provided from our

European, Latin American and Asian operations. Our international business may be adversely affected by the following:

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

     In addition, the laws in some regions, such as Asia, Latin America and Eastern Europe, do not protect our intellectual property rights to as great an extent as the laws of the United States. There can be no assurance that such factors will not have a material adverse effect on our international revenues and earnings or our overall financial performance.

     The Company is exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. A significant portion of our revenues are denominated in the German Deutsche Mark, Swiss Franc and the Malaysian Ringgit as shown in the table below:

                                                                  PERCENTAGE OF
                                                              CONSOLIDATED REVENUE
                                                             -----------------------
                                                             1999     1998     1997
                                                             -----    -----    -----
German Deutsche Mark.....................................     38%      30%      28%
Swiss Franc..............................................      9%      10%      11%
Malaysian Ringgit........................................      4%       9%      10%

     As exchange rates vary, the results of these foreign subsidiaries, when translated, may vary from expectations and adversely impact overall expected profitability.


     Foreign currency transaction gains and losses are a result of transacting business in certain foreign locations in currencies other than the functional currency of the location. We attempt to balance our revenues and expenses in each currency to minimize net foreign currency risk. To the extent that we are unable to balance revenues and expenses in a currency, fluctuations in the value of the currency in which we conduct our business relative to the functional currency have caused and will continue to cause currency transaction gains and losses. During the years ended December 31, 1999, 1998 and 1997 the Company experienced net foreign exchange gains/(losses) totaling $.3 million, $.1 million and ($.2) million. The nature and extent of the foreign currency risk faced by the Company depends on many factors that cannot be accurately predicted. These factors include significant changes in foreign currency market conditions, the Company's inability to match foreign currency denominated revenues with costs denominated in the same currency, and changes in the amount or mix of revenues denominated in various foreign currencies. As a result of material unforeseen changes in these factors, the

Company's foreign currency risk could have a significant impact on the Company's results of operations in the future.

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

WE HAVE ONLY LIMITED PROTECTION OF OUR PROPRIETARY RIGHTS AND TECHNOLOGY.

     We rely primarily on a combination of registered patents, and statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights and technology. These laws and contractual provisions provide only limited protection. We have only a limited number of registered copyrights, trademarks and patents. Our patents relate to our Oryx product line and address intelligent call routing technologies and real time call rating and debiting. Our trademarks relate to our trade names and product brands, such as "LHS", "Priority Call", "BSCS", and "Oryx". It may be possible for a third party to copy or otherwise obtain and use our technology without authorization or to develop similar technology independently. Also, the laws in certain regions of the world in which we sell our products, such as a Africa, America and Eastern Europe do not offer as much protection of our proprietary rights as the laws of North America and Western Europe. Unauthorized copying or misuse of our products or proprietary rights could have a material adverse effect on our business, operating results and financial condition.

     We may not be successful in avoiding claims that we infringe others' proprietary rights.

     Many patents, copyrights and trademarks have been issued in the general areas of information and communications. We expect that software developers will be increasingly subject to infringement claims as the number of products and competitors providing products and services to the telecommunications industry grows. Third parties may claim that our current or future products infringe their proprietary rights. Infringement claims, with or without merit, could:

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

OUR SOFTWARE MAY CONTAIN UNDETECTED ERRORS.

     The software that we have developed and licensed to our customers may contain undetected errors. Although we test our software prior to installing it in a customer's network, we may discover errors after the installation. The cost to fix the errors or to develop the software further could be high. These errors may subject us to product liability claims. We have not experienced any product liability claims to date, but we may be subject to such claims in the future. We have insurance that would cover some of these claims; however, a successful product liability claim brought against us could have a material adverse effect on our business, operating results and financial condition.

CERTAIN MEASURES THAT WE HAVE ADOPTED MAY HAVE ANTI-TAKEOVER EFFECTS.

     Certain provisions of our Certificate of Incorporation and By-Laws and the Delaware General Corporation Law could delay or make more difficult a merger, tender offer or proxy contest involving us. Under the Certificate of Incorporation, the Board of Directors has the authority to issue up to 225,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares, without stockholder action. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could discourage or make difficult the acquisition of a majority of our outstanding voting stock by a third party.

     In addition, our Board of Directors is divided into three classes with only one class being elected each year, and directors may only be removed by the affirmative vote of 80% or more of all classes of voting stock. Under our By-Laws, only the Board of Directors, the President and the Secretary have the authority to call special meetings of the stockholders, so stockholders who desire to take action with regard to any change of control transaction involving the Company would be unable to call a special meeting of stockholders for this purpose. Also, pursuant to our Stock Incentive Plan, all stock options granted to employees automatically vest and become exercisable upon certain triggering events leading up to a change of control. These factors may have the effect of delaying or preventing a change of control.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

     We have experienced significant volatility in the market price of our common stock in the past, and the market price of the common stock is likely to experience continued significant volatility in the future. For example, between January 12, 1998 and April 22, 1998, the market price of our common stock on the Nasdaq National Market increased from $26.44 per share to $69.56 per share but then fell to $42.25 per share on August 31, 1998. Stock price fluctuations will be impacted by operating performance of the Company or non operating related issues such as general stock market prices and trading volumes. Factors, which vary from time to time, influencing the stock price include:

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

ADDITIONAL SHARES WILL BECOME ELIGIBLE FOR SALE IN THE FUTURE, WHICH COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

     The market price of our common stock could drop as a result of sales of large numbers of shares in the market, or the perception that such sales could occur. Several of our stockholders hold a significant portion of the outstanding common stock.

     We have approximately 59 million shares of common stock outstanding. All of these shares are freely transferable without restriction or registration under the Securities Act of 1933, except for shares held by our "affiliates," as defined in Rule 144 under the Securities Act. Affiliates hold approximately 14 million, or 24%, of the shares of common stock outstanding as of March 31, 2000. All of these shares are eligible for immediate sale, subject to compliance by the affiliate sellers with the volume and other applicable conditions of Rule
144. In addition, we have registered under the Securities Act 16 million shares of common stock issuable under our Long-Term Incentive Plan.

     Certain of our stockholders are entitled to demand and piggyback registration rights with respect to the shares that they own. Once registered, such shares generally will be eligible for immediate sale in the public market.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     A significant portion of the Company's operations consist of software license sales and software implementation, support and project consulting services generated through our international subsidiaries, primarily in Europe (including Eastern Europe), Asia and Latin America. The Company's operating results are affected by changes in exchange rates between the U.S. Dollar and the Euro, German Deutsche Mark, Swiss Franc, and Malaysian Ringitt. When the U.S. Dollar strengthens against these foreign currencies, the value of our non-functional currency revenues decreases. When the U.S. Dollar weakens, the value of our functional currency revenues increases. Since much of our international operating expenses are also incurred in local currencies, which is the foreign subsidiaries functional currency, the impact of exchange rates on net income or loss is relatively less than the impact on revenue. Although our operating and pricing strategies take into account changes in exchange rates over time, our results of operations may be affected significantly in the short term by fluctuations in foreign currency exchange rates. During 1999, the Company recorded a net foreign exchange gain of $.3 million. The nature and extent of the foreign currency risk faced by the Company depends on many factors that cannot be accurately predicted. These factors include significant changes in foreign currency market conditions, the Company's inability to match foreign currency denominated revenues with costs denominated in the same currency, and changes in the amount or mix of revenues denominated in various foreign currencies. As a result of material unforeseen changes in these factors, the Company's foreign currency risk could have a significant impact on the Company's results of operations in the future.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

     Ulf Bohla, age 56, has been a director of the Company since December 1995. He was Chairman of the Board of Vebacom GmbH, a telecommunications service provider, from July 1994 through July 1998. Mr. Bohla was General Manager of Telecommunica-tions and Vice President of International Marketing Operations for IBM Germany from 1970 to 1994. While with IBM, Mr. Bohla also acted as Director of the North German Region.

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

     Dr. Wolf J. Gaede, age 43, has been a director of the Company since September 1996 and served as the Company's Executive Vice President and General Counsel from January 1997 through March 1999, and as Secretary through November 1998. From 1991 to January 1997, Dr. Gaede was a partner with the German law firm of Oppenhoff & Radler. From 1989 to 1991, Dr. Gaede served with the law firm of Fischotter & Luther in Hamburg, Germany and the law firm of Fulbright, Jaworski, Reavis & McGrath in New York, New York. From 1986 to 1989, Dr. Gaede acted as Adjunct Professor at the University of Hamburg, Germany.

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

     Peter Chambers, 44, has served as the Company's Executive Vice President, Chief Financial Officer and Treasurer since September 1999. From 1997 to August 1999 Mr. Chambers was Vice President, Finance and a director of PT Excelcomindo, an Indonesian wireless service provider owned in part by Bell Atlantic. From 1991 to 1997, Mr. Chambers was employed by Coopers & Lybrand Consulting. His last position with Coopers & Lybrand Consulting was Executive Director in charge of the Telecommunications Practice -- East Asia. From 1988 through 1991, he was employed by KPMG Consulting as a management consultant in the telecommunications practice. Mr. Chambers is a Chartered Accountant (Australia). He is responsible for the Company's accounting, finance, IT, human resources and administration functions.

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

ITEM 11.   EXECUTIVE COMPENSATION

                            SUMMARY OF COMPENSATION

     The following table sets forth the compensation for 1999 earned by each person who served as the Chief Executive Officer of the Company during 1999, the four other most highly compensated (in terms of salary and bonus) executive officers of the Company, and two additional individuals for whom disclosures would have been provided pursuant to paragraph (a)(3)(ii) of Item 402 of Regulation S-K but for the fact that such individuals were not serving as executive officers of the registrant as of December 31, 1999.

                                                                                LONG-TERM
                                               ANNUAL COMPENSATION            COMPENSATION
                                        ---------------------------------        AWARDS
                                                                OTHER       -----------------
       NAME AND PRINCIPAL                                       ANNUAL      SHARES UNDERLYING
            POSITION                     SALARY     BONUS    COMPENSATION      OPTIONS(#)
       ------------------               --------   -------   ------------   -----------------
Hartmut Lademacher(1)...........  1999  $337,500        --     $ 30,341(2)             --
  Chairman of the Board and       1998   540,000        --       60,118(2)             --
  former Chief Executive          1997   519,233        --      108,168(2)             --
  Officer
Gary D. Cuccio(3)...............  1999    65,758        --        1,910(4)      1,000,000
  President, Chief Executive
  Officer and Director
Stefan Sieber(5)................  1999   311,728   $28,005      114,213(6)        375,000
  Executive Vice President        1998   170,425    36,926       17,043                --
  and Chief Divisional Officer    1997   173,080    16,647       17,308                --
Jon Limbird.....................  1999   278,672        --        1,000(7)        100,000
  Executive Vice President        1998   178,333    30,000           --            50,000
  and Chief Technology            1997   150,000        --           --                --
  Officer
Peter Chambers(8)...............  1999   103,577        --       46,292(9)        250,000
  Chief Financial Officer,
  Executive Vice President
  and Treasurer
Ruediger Hellmich(10)...........  1999    75,524(11)      --         --           300,000
  Executive Vice President
  and Chief Business Lines
  Officer
Jerry W. Braxton(12)............  1999   250,000        --       10,250                --
                                  1998   250,000        --       12,300(13)            --
                                  1997   250,000        --           --                --
Dr. Hansjorg Beha(14)...........  1999   300,000                 12,000(15)            --
                                  1998   215,000        --       31,486(16)            --

---------------

 (1) Mr. Lademacher's employment as Chief Executive Officer terminated on October 31, 1999.

 (2) Consists of allowances for personal use of a Company-provided automobile in both the United States and Europe of $30,341 in 1999, $58,387 in 1998 and $56,177 in 1997, respectively, and for personal transportation of $21,062 in 1997, tuition reimbursement for Mr. Lademacher's children of $17,702 in 1997, deferred compensation of $11,496 in 1997, and premiums for life insurance of $1,731 and $1,731 in 1998 and 1997, respectively.
 (3) Mr. Cuccio's employment with the Company commenced on November 1, 1999. His annualized salary for 1999 was $400,000.
 (4) Consists of car allowance of $1,000 and reimbursed moving expenses of $910 in 1999.
 (5) Mr. Sieber was appointed an executive officer of the Company in February 1999.
 (6) Consists of tuition reimbursement of $13,100 for Mr. Sieber's children, foreign service allowances of $12,980, relocation allowance of $70,660, and car allowance of $17,473.
 (7) Consists of car allowance of $1,000.
 (8) Mr. Chambers' employment with the Company commenced on September 7, 1999. His annualized salary for 1999 was $300,000.
 (9) Consists of relocation allowance of $44,292 and car allowance of $2,000.
(10) Mr. Hellmich's employment with the Company commenced on October 1, 1999. His annualized salary for 1999 was $300,000.
(11) Consists of compensation deferred at the election of Mr. Hellmich.
(12) Mr. Braxton resigned from his position as Chief Financial Officer, Executive Vice President and Treasurer effective September 7, 1999.
(13) Consists of car allowance.
(14) Dr. Beha resigned from his position as Executive Vice
     President -- Technology effective March 29, 1999.
(15) Consists of car allowance.
(16) Consists of allowances for expenses of $22,486 incurred in connection with Dr. Beha's relocation from Germany to the United States and $9,000 for personal use of a Company-provided automobile.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The Company granted the following stock options to the Named Executive Officers during the fiscal year ended December 31, 1999.

                                                  INDIVIDUAL GRANTS
                               --------------------------------------------------------
                                NUMBER OF          % OF
                                SECURITIES        TOTAL
                                UNDERLYING     OPTIONS/SARS
                               OPTIONS/SARS      GRANTED       EXERCISE OR
                                 GRANTED       TO EMPLOYEES    BASE PRICE    EXPIRATION
NAME                               (#)        IN FISCAL YEAR    ($/SHARE)       DATE
----                           ------------   --------------   -----------   ----------
Gary D. Cuccio...............   1,000,000          19.13%       $28.6250     11/01/2009
Stefan Sieber................      50,000           0.96%        51.8700      1/01/2009
                                  300,000           5.74%        37.6250      3/19/2009
                                   25,000           0.48%        26.9375      6/16/2009
Jon Limbird..................      50,000           0.96%        51.8750      1/01/2009
                                   50,000           0.96%        26.9375      6/16/2009
Peter Chambers...............     250,000           4.78%        32.6200      9/07/2009
Ruediger Hellmich............     300,000           5.74%        29.1250     10/01/2009

                                        POTENTIAL REALIZABLE VALUE AT ASSUMED
                                      ANNUAL RATES OF STOCK PRICE APPRECIATION
                                             FOR OPTION TERM (10 YEARS)*
                                  -------------------------------------------------
                                            5%                        10%
                                  -----------------------   -----------------------
                                                              PRICE
                                  PRICE PER    AGGREGATE       PER       AGGREGATE
NAME                                SHARE        VALUE        SHARE        VALUE
----                              ---------   -----------   ---------   -----------
Gary D. Cuccio..................  $46.6271    $18,002,100   $ 74.2459   $45,620,900
Stefan Sieber...................   84.4907      1,631,035    134.5374     4,133,370
                                   61.2872      7,098,660     97.5896    17,989,380
                                   43.8783        423,520     69.8689     1,073,285
Jon Limbird.....................   84.4989      1,631,195    134.5504     4,133,770
                                   43.8783        847,040     69.8689     2,146,570
Peter Chambers..................   53.1345      5,128,625     84.6079    12,996,975
Ruediger Hellmich...............   47.4416      5,494,980     75.5427    13,925,310

---------------

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

              AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                        NUMBER OF SECURITIES
                                                             UNDERLYING            VALUE OF UNEXERCISED IN
                                                       UNEXERCISED OPTIONS AT       THE MONEY OPTIONS AT
                           SHARES                       DECEMBER 31, 1999(#)       DECEMBER 31, 1999($)(1)
                          ACQUIRED         VALUE      -------------------------   -------------------------
NAME                   ON EXERCISE(#)   REALIZED($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                   --------------   -----------   -------------------------   -------------------------
Hartmut Lademacher...     106,251        2,673,541            3,125/28,125                68,477/616,289
Jerry W. Braxton.....     170,000        4,308,325               60,000/--                    1,314,750/
Dr. Hansjorg Beha....      20,000          271,000         122,500/337,500               267,969/738,281
Stefan Sieber........      10,000          251,000          20,481/424,219             448,790/1,078,511
Jon Limbird..........          --               --          63,843/186,157           1,073,713/1,117,538
Gary D. Cuccio.......          --               --            --/1,000,000                         --/--
Peter Chambers.......          --               --              --/250,000                         --/--
Ruediger Hellmich....          --               --              --/300,000                         --/--

---------------

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

                                                           SHARES        PERCENT
NAME AND ADDRESS                                        BENEFICIALLY    OF CLASS
OF BENEFICIAL OWNER                                       OWNED(1)     OWNED(1)(2)
-------------------                                     ------------   -----------
5% Stockholders
General Atlantic Partners, LLC(3).....................    8,161,343       13.8%
Sema Group plc(4).....................................   10,141,250       14.7%
Directors
Hartmut Lademacher(5).................................    5,487,501        9.2%
William O. Grabe(3)...................................    8,314,578       13.8%
William E. Ford(3)....................................    8,271,343       13.8%
Ulf Bohla(6)..........................................       60,000          *
Gary D. Cuccio........................................        1,000          *
Dr. Wolf Gaede(7).....................................      347,985          *
George F. Schmitt(6)..................................       67,280          *
Vincenzo Damiani......................................      100,000          *
Named Executive Officers
Stefan Sieber(6)......................................      132,199          *
Jon Limbird(6)........................................       99,311          *
Peter Chambers........................................            0          *
Ruediger Hellmich.....................................            0          *
Jerry Braxton.........................................        4,000          *
Hansjorg Beha.........................................            0          *
All executive officers and directors as a group (12
   persons)(8)........................................   14,509,854       24.3%

---------------

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     A subsidiary of the Company leases office space in Frankfurt, Germany from a corporation controlled by the Company's Chairman of the Board, Hartmut Lademacher. During the fiscal year ended December 31, 1999, the Company made lease payments totaling $317,000 to this corporation.

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

                                    PART IV

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

2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     All schedules to the consolidated financial statements are omitted as they are not required under the related instructions or are inapplicable, or because the required information is included in the consolidated financial statements or related notes thereto.

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

    EXHIBIT
    NUMBER                         DESCRIPTION OF EXHIBITS
    -------                        -----------------------
      2.1   --   Agreement and Plan of Merger by and between LHS Group Inc.,
                 Priority Call Management, Inc. and Patriot Acquisition Corp.
                 dated as of April 20, 1999 (Incorporated by reference from
                 Exhibit 2.1 to the Registrant's Registration Statement on
                 Form S-4 (File No. 333-77557)).
      2.2   --   Plan and Agreement of Merger, dated as of March 14, 2000,
                 among LHS Group Inc., Sema Group plc and SG Acquisition
                 Corporation (Incorporated by reference to Exhibit 2.1 to the
                 Company's Current Report on Form 8-K).
      2.3   --   Stock Option Agreement, dated as of March 14, 2000, among
                 LHS Group Inc. and Sema Group plc (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K
                 filed on March 14, 2000).
      3.1   --   Certificate of Incorporation, as amended (Incorporated by
                 reference to Exhibit 4.1 to the Company's Registration
                 Statement on Form S-8 (File No. 333-57269)).

    EXHIBIT
    NUMBER                         DESCRIPTION OF EXHIBITS
    -------                        -----------------------
      3.2   --   By-Laws, as amended (Incorporated by reference to Exhibit
                 3.2 to the Company's Form 10-Q for the quarterly period
                 ended June 30, 1999).
      4     --   Specimen Common Stock Certificate. (Incorporated by
                 reference to Exhibit 4.1 to the Company's Registration
                 Statement on Form S-1 (File No. 333-22195)).
     10.1   --   Registration Rights Agreement dated July 15, 1996 among the
                 Company, General Atlantic Partners 23, L.P., General
                 Atlantic partners 31, L.P., GAP Coinvestment Partners, L.P.
                 and the other stockholders named therein. (Incorporated by reference to Exhibit 10.4 to the Company's Registration
                 Statement on Form S-1 (File No. 333-22195)).
  *  10.5   --   LHS Group Inc. 1998 Employee Stock Purchase Plan
                 (Incorporated by reference to Exhibit 99.1 to the Company's
                 Registration Statement on Form S-8 (File No. 333-57269)).
  *  10.6   --   LHS Group Inc. Amended and Restated Stock Incentive Plan
                 (Incorporated by reference to Exhibit 99.2 to the Company's
                 Registration Statement on Form S-8 (File No. 333-57269)).
  *  10.7   --   Employment Agreement dated March 19,1999, between Stefan
                 Sieber and LHS Group Inc. (Incorporated by reference to
                 Exhibit 10.7 the Company's Form 10-Q for the quarterly
                 period ended June 30, 1999).
  *  10.8   --   Employment Agreement dated June 23, 1999 between Peter J.
                 Chambers and LHS Group Inc. (Incorporated by reference to
                 Exhibit 10.8 to the Company's Form 10-Q for the quarterly
                 period ended September 30, 1999).
  *  10.9   --   Employment Agreement dated July 16, 1999 between Ruediger
                 Hellmich and LHS Group Inc., and amended on October 6, 1999
                 (Incorporated by reference to Exhibit 10.9 to the Company's
                 Form 10-Q for the quarterly period ended September 30,
                 1999).
  *  10.10  --   Employment Agreement dated September 5, 1999 between Gary D.
                 Cuccio and LHS Group Inc., and amended on October 6, 1999
                 (Incorporated by reference to Exhibit 10.10 to the Company's
                 Form 10-Q for the quarterly period ended September 30,
                 1999).
     21.1   --   List of Subsidiaries -- previously filed on the Form 10-K of which this filing is an amendment.
     23.1   --   Consent of Ernst & Young LLP -- filed herewith.
     23.2   --   Consent of Arthur Andersen LLP -- filed herewith.
     27     --   Financial Data Schedule -- previously filed on the Form 10-K of which this filing is an amendment. (for SEC use only)

---------------

* Management contract or compensatory plan.

(B) REPORTS ON FORM 8-K

     The Company filed on Current Report on Form 8-K on October 21, 1999 to announce certain consolidated financial information for the quarter and nine month period ended September 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on June 18, 2000 by the undersigned, thereunto duly organized.


                                          LHS GROUP INC.

                                          By:     /s/ SCOTT A. WHARTON
                                            ------------------------------------
                                                      Scott A. Wharton
                                               Senior Vice President, General
                                                    Counsel and Secretary

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

                                          (ERNST & YOUNG SIG)

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

                                          (ARTHUR ANDERSEN SIG)

Boston, Massachusetts
February 4, 1999

                                 LHS GROUP INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                 (IN THOUSANDS
                                                               OF U.S. DOLLARS,
                                                              EXCEPT SHARE DATA)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 86,888   $ 46,794
  Short-term marketable debt securities.....................    49,009     62,218
  Trade accounts receivable, net of allowance for doubtful
     accounts of $4,988 and $3,716..........................    91,910     68,189
  Prepaid expenses and other current assets.................    10,482      8,251
  Deferred income taxes.....................................     3,658         --
                                                              --------   --------
           Total current assets.............................   241,947    185,452
Furniture, fixtures and equipment:
  Computer equipment........................................    11,316     15,076
  Purchased computer software...............................     9,822      7,267
  Furniture and fixtures....................................    16,390      8,005
  Other.....................................................     3,834      2,835
                                                              --------   --------
                                                                41,362     33,183
Allowance for depreciation and amortization.................   (20,413)   (14,050)
                                                              --------   --------
                                                                20,949     19,133
Deferred income taxes.......................................        --        914
Long-term investments.......................................    11,800         --
Intangible assets net of accumulated amortization of $1,256
  and $495..................................................     2,962      3,949
Other.......................................................     2,904        876
                                                              --------   --------
           Total assets.....................................  $280,562   $210,324
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  9,255   $ 10,253
  Accrued expenses and other liabilities....................    21,211     20,798
  Deferred revenues.........................................    15,929      7,712
  Income taxes payable......................................    25,164      8,907
  Deferred income taxes.....................................        --      4,127
                                                              --------   --------
           Total current liabilities........................    71,559     51,797
Other long-term obligations.................................       985      2,772
Stockholders' equity:
  Common stock ($.01 par value) 200,000,000 shares
     authorized; 58,363,175 and 56,726,234 shares issued and
     outstanding............................................       583        567
  Additional paid-in capital................................   150,922    125,628
  Retained earnings.........................................    68,626     30,193
  Note Receivable...........................................        --       (525)
  Accumulated other comprehensive income....................   (12,113)      (108)
                                                              --------   --------
           Total stockholders' equity.......................   208,018    155,755
                                                              --------   --------
           Total liabilities and stockholders' equity.......  $280,562   $210,324
                                                              ========   ========

See accompanying notes.

                                 LHS GROUP INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                      YEAR ENDED DECEMBER 31
                                                  ------------------------------
                                                    1999       1998       1997
                                                  --------   --------   --------
                                                  (IN THOUSANDS OF U.S. DOLLARS,
                                                      EXCEPT PER SHARE DATA)
Revenues:
   License......................................  $108,774   $ 78,560   $ 46,215
   Service......................................   153,822    115,558     79,307
                                                  --------   --------   --------
            Total...............................   262,596    194,118    125,522
Cost of services................................    89,383     74,793     56,643
                                                  --------   --------   --------
Gross margin....................................   173,213    119,325     68,879
Operating expenses:
   Sales and marketing..........................    30,531     19,477     14,611
   Research and development.....................    57,270     39,721     22,116
   General and administrative...................    24,314     20,828     16,622
   Cost of purchased in-process research and
      development related to computer software
      technology................................        --      8,200         --
   Merger charges...............................     4,320         --         --
                                                  --------   --------   --------
                                                   116,435     88,226     53,349
                                                  --------   --------   --------
Earnings before interest and taxes..............    56,778     31,099     15,530
Interest (income) expense, net..................    (4,844)    (4,619)    (2,391)
                                                  --------   --------   --------
Earnings before income taxes....................    61,622     35,718     17,921
Income taxes....................................    23,189     17,033      7,470
                                                  --------   --------   --------
Net earnings....................................  $ 38,433   $ 18,685   $ 10,451
                                                  ========   ========   ========
Net earnings per share:
   Basic........................................  $   0.67   $   0.33   $   0.22
                                                  ========   ========   ========
   Diluted......................................  $   0.65   $   0.32   $   0.20
                                                  ========   ========   ========
Shares used in per share calculation (Note 2)
   Basic........................................    57,359     55,838     46,913
                                                  ========   ========   ========
   Diluted......................................    59,206     59,159     53,376
                                                  ========   ========   ========

See accompanying notes.

                                 LHS GROUP INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                PREFERRED STOCK       COMMON STOCK       ADDITIONAL
                               -----------------   -------------------    PAID-IN
                                SHARES    AMOUNT     SHARES     AMOUNT    CAPITAL
                               --------   ------   ----------   ------   ----------
                                (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE DATA)
BALANCE DECEMBER 31,
  1996(1)....................   225,000    $ 2     35,106,684    $351     $ 20,579
  Comprehensive income:
    Net earnings.............        --     --             --      --           --
    Translation adjustment...        --     --             --      --           --
  Issuance of common stock,
    net of costs of
    issuance.................        --     --      9,730,000      97       70,533
  Conversion of preferred
    stock into common........  (225,000)    (2)     9,000,000      90          (88)
  Exercise of stock
    options..................        --     --        700,710       7        1,850
  Tax benefit relating to
    stock options............        --     --             --      --          931
                               --------    ---     ----------    ----     --------
BALANCE DECEMBER 31,
  1997(1)....................        --     --     54,537,394     545       93,805
  Comprehensive income:
    Net earnings.............        --     --             --      --           --
    Translation adjustment...        --     --             --      --           --
  Issuance of common stock in
    connection with business
    acquisition..............        --     --        117,885       1        7,022
  Exercise of stock
    options..................        --     --      2,070,955      21       14,544
  Tax benefit relating to
    stock options............        --     --             --      --       10,161
  Compensation expense
    related to stock
    options..................        --     --             --      --           96
                               --------    ---     ----------    ----     --------
BALANCE DECEMBER 31,
  1998(1)....................                      56,726,234     567      125,628
  Comprehensive income:
    Net earnings.............        --     --             --      --           --
    Translation adjustment...        --     --             --      --           --
  Repayment of Note
    Receivable...............        --     --             --      --           --
  Exercise of stock
    options..................        --     --      1,636,941      16       13,294
  Tax benefit relating to
    stock options............        --     --             --      --       12,000
                               --------    ---     ----------    ----     --------
BALANCE DECEMBER 31, 1999....        --    $--     58,363,175    $583     $150,922
                               ========    ===     ==========    ====     ========

                                                        ACCUMULATED
                                                           OTHER
                                  NOTE      RETAINED   COMPREHENSIVE    TOTAL
                               RECEIVABLE   EARNINGS      INCOME        EQUITY
                               ----------   --------   -------------   --------
                               (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE DATA)
BALANCE DECEMBER 31,
  1996(1)....................    $  --      $ 1,057      $   (508)     $ 21,481
  Comprehensive income:
    Net earnings.............       --       10,451            --        10,451
    Translation adjustment...       --           --        (4,402)       (4,402)
                                                                       --------
                                                                          6,049
  Issuance of common stock,
    net of costs of
    issuance.................       --           --            --        70,630
  Conversion of preferred
    stock into common........       --           --            --            --
  Exercise of stock
    options..................       --           --            --         1,857
  Tax benefit relating to
    stock options............       --           --            --           931
                                 -----      -------      --------      --------
BALANCE DECEMBER 31,
  1997(1)....................       --       11,508        (4,910)      100,948
  Comprehensive income:
    Net earnings.............       --       18,685            --        18,685
    Translation adjustment...       --           --         4,802         4,802
                                                                       --------
                                                                         23,407
  Issuance of common stock in
    connection with business
    acquisition..............       --           --            --         7,023
  Exercise of stock
    options..................     (525)          --            --        14,040
  Tax benefit relating to
    stock options............       --           --            --        10,161
  Compensation expense
    related to stock
    options..................       --           --            --            96
                                 -----      -------      --------      --------
BALANCE DECEMBER 31,
  1998(1)....................     (525)      30,193          (108)      155,755
  Comprehensive income:
    Net earnings.............       --       38,433            --        38,433
    Translation adjustment...       --           --       (12,005)      (12,005)
                                                                       --------
                                                                         26,428
  Repayment of Note
    Receivable...............      525           --            --           525
  Exercise of stock
    options..................       --           --            --        13,310
  Tax benefit relating to
    stock options............       --           --            --        12,000
                                 -----      -------      --------      --------
BALANCE DECEMBER 31, 1999....    $  --      $68,626       (12,113)     $208,018
                                 =====      =======      ========      ========

See accompanying notes.

                                 LHS GROUP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31
                                                         ------------------------------
                                                           1999       1998       1997
                                                         --------   --------   --------
                                                         (IN THOUSANDS OF U.S. DOLLARS)
OPERATING ACTIVITIES:
  Net earnings.........................................  $ 38,433   $ 18,685   $ 10,451
  Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
     Depreciation and amortization.....................     9,597      5,625      2,955
     Provision for deferred income taxes...............    (6,871)     1,229      3,754
     Write-off of in-process research and development
        related to computer software technology........        --      8,200         --
     Changes in operating assets and liabilities:
        Trade accounts receivable......................   (28,025)   (26,404)   (11,313)
        Prepaid expenses and other current assets......    (8,671)      (654)    (1,600)
        Accounts payable...............................      (714)     1,093      5,085
        Accrued expenses and other liabilities.........     6,627        243      7,621
        Deferred revenues..............................     8,746      1,933     (3,644)
        Income taxes payable...........................    23,170     11,548      1,666
                                                         --------   --------   --------
           Net cash provided by operating activities...    42,292     21,498     14,975
INVESTING ACTIVITIES:
  Additions of furniture, fixtures and equipment.......   (10,829)   (11,258)    (6,844)
  Purchase of investments..............................     2,631    (13,879)   (49,560)
  Acquisition of business, net of cash acquired........        --     (2,955)        --
  Other................................................    (2,092)      (395)      (240)
                                                         --------   --------   --------
           Net cash used in investing activities.......   (10,290)   (28,487)   (56,644)
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock...............    13,325     14,039     72,487
  Proceeds from bank borrowings........................        --      1,000        500
  Repayment of bank borrowings.........................    (1,520)      (327)    (1,661)
  Repayment to former shareholder......................        --         --     (4,153)
  Other................................................      (251)      (670)      (629)
                                                         --------   --------   --------
           Net cash provided by financing activities...    11,554     14,042     66,544
Effect of exchange rate differences on cash............    (3,462)     5,580       (211)
                                                         --------   --------   --------
Increase in cash and cash equivalents..................    40,094     12,633     24,664
Cash and cash equivalents at beginning of period.......    46,794     34,161      9,497
                                                         --------   --------   --------
Cash and cash equivalents at end of period.............  $ 86,888   $ 46,794   $ 34,161
                                                         ========   ========   ========
ADDITIONAL CASH FLOW INFORMATION:
  Cash paid for interest...............................  $    348   $    325   $    198
                                                         ========   ========   ========
  Cash paid for income taxes...........................  $  3,024   $  1,386   $    260
                                                         ========   ========   ========

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

     The Company derives revenue from software licenses and customer support and other services. License revenues consist of license fees for the Company's client/server-based software. The typical BSCS license is perpetual and non-refundable by the Company. Service revenue includes contracts for implementation, consulting, production and technical support, training, and software maintenance. Maintenance fees are paid in advance and recorded as deferred revenue.

     Where software arrangements include rights to multiple software products and/or services, the Company allocates the total arrangement fee among each of the deliverables based on the relative fair value of each of the deliverables, determined based on vendor-specific objective evidence of fair value. The Company's customers often require significant customization of the software products and, therefore, the license and implementation and consulting service fees are recognized as long term contracts in conformity with Accounting Research Bulletin ("ARB") No. 45 "Long Term Construction Type Contracts", Statement of Position ("SOP") 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and SOP 97-2 "Software Revenue Recognition". For long-term contracts, revenue is recognized

                                 LHS GROUP INC.

using the percentage of completion method of accounting based on hours worked on the project compared to the total hours expected to be worked through completion.

     Revenue from consulting services which are not considered essential to the functionality of the other elements of a software service arrangement are recognized on a straight-line basis over the period that the services are provided. Revenue related to ongoing production and technical support services following the completion of the initial production launch of the software is recognized as the work is performed. Revenue from training services is recognized as the work is performed. Revenue from maintenance services is recognized ratably over the term of the maintenance contract. Deferred revenue represents cash collections from customers in advance of the performance of the work.

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

     Additional license revenues relating to customer subscriber growth are recognized and realized only when the Company is notified that the number of customer subscribers supported by the software exceeds the number of subscribers for which the customer is currently licensed and the collectibility of the receivable is probable. Losses on long-term contracts are recognized in the period that the anticipated loss is identified.

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

                                 LHS GROUP INC.

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

     The Company does not develop software for internal use. Software purchased for internal use is capitalized.

     Depreciation and amortization expense for the years ended December 31, 1999, 1998, and 1997 was $8,836, $5,130 and $2,955 respectively.

   Research and Development Costs

     Research and development expenses consist primarily of salaries, benefits, equipment and allocable overhead for software engineers, pre-production quality assurance personnel, program managers and technical writers associated with the development of software to be sold. Research and development expenses relate to activities performed prior to commercial production of a product. To date we have not capitalized any development costs because our short development cycle has historically resulted in only immaterial amounts of development costs that were eligible for capitalization.

   Translation of Foreign Currencies

     All assets and liabilities are translated into U.S. Dollars using the exchange rate in effect at the balance sheet date. All revenue, costs and expenses are translated using an average exchange rate. The gains and losses of foreign subsidiaries resulting from the change in exchange rates from year to year have been reported separately as a

                                 LHS GROUP INC.

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

   Intangible Assets

     Intangible assets result from acquisitions accounted for under the purchase method. (See Note 4.) Amortization of intangible assets is provided on the straight-line basis over the respective estimated useful lives of the assets. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned intangible assets or render the intangible assets not recoverable. If such circumstances arise, the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the goodwill or intangibles are impaired. The impairment loss would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. To date, no such impairment losses have been recorded.

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

                                 LHS GROUP INC.

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

                                 LHS GROUP INC.

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

3. MARKETABLE SECURITIES

     The following is a summary of investments in marketable debt securities that the Company has classified as held-to-maturity securities:

                                              GROSS        GROSS
                                AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                  COST        GAINS        LOSSES     FAIR VALUE
                                ---------   ----------   ----------   ----------
DECEMBER 31, 1999
Obligations of U.S. Government
   agencies...................   $ 1,499       $--         $  (1)      $ 1,498
U.S. Corporate Securities.....    49,310        26          (324)       49,012
                                 -------       ---         -----       -------
                                 $50,809       $26         $(325)      $50,510
                                 =======       ===         =====       =======

                                 LHS GROUP INC.

                                              GROSS        GROSS
                                AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                  COST        GAINS        LOSSES     FAIR VALUE
                                ---------   ----------   ----------   ----------
DECEMBER 31, 1998
Obligations of U.S. Government
   agencies...................   $20,739       $28         $  (2)      $20,765
U.S. Corporate Securities.....    41,479        26           (26)       41,479
                                 -------       ---         -----       -------
                                 $62,218       $54         $ (28)      $62,244
                                 =======       ===         =====       =======

     The amortized cost and estimated fair value of debt securities held to maturity at December 31, 1999 by contractual maturity are shown below. All debt securities held-to-maturity at December 31, 1998 were due in one year or less.

                                                   AMORTIZED   ESTIMATED
                                                     COST      FAIR VALUE
                                                   ---------   ----------
DECEMBER 31, 1999
Due in one year or less..........................   $49,009     $48,749
Due after one year...............................     1,800       1,761
                                                    -------     -------
                                                    $50,809     $50,510
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

                                 LHS GROUP INC.

presented. The following information shows revenue and net income (loss) of the separate companies for the periods preceding the combination (in thousands):

                                                       YEAR ENDED
                                                      DECEMBER 31,
                                                   -------------------
                                                     1998       1997
                                                   --------   --------
Revenues:
   LHS...........................................  $163,182   $105,411
   Priority Call.................................    30,936     20,111
                                                   --------   --------
   Combined......................................  $194,118   $125,522
                                                   ========   ========
Net income (loss):
   LHS...........................................  $ 17,349   $ 11,208
   Priority Call.................................     1,336       (757)
                                                   --------   --------
   Combined......................................  $ 18,685   $ 10,451
                                                   ========   ========

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

Purchased in-process research and development related to
   computer software technology.............................  $ 8,200
Fully developed computer software technology................      500
Current assets..............................................    1,327
Furniture and fixtures......................................      716
Other assets................................................      127
Other intangible assets.....................................      500
Current liabilities.........................................   (4,348)
Goodwill....................................................    1,462
                                                              -------
            Total purchase price............................  $ 8,484
                                                              =======

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

                                 LHS GROUP INC.

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

                                                     1998       1997
                                                   --------   --------
Revenues.........................................  $195,832   $130,472
Earnings before interest and taxes...............    37,571      4,590
Net Earnings.....................................    25,564        259
Per share:
   Basic net earnings............................  $   0.46   $   0.01
   Diluted net earnings..........................  $   0.43   $   0.00

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

                                 LHS GROUP INC.

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

                                                      CAPITAL   OPERATING
                                                      LEASES     LEASES      TOTAL
                                                      -------   ---------   -------
2000................................................   $192      $ 9,293    $ 9,485
2001................................................    174        7,973      8,147
2002................................................               3,664      3,664
2003................................................               1,324      1,324
2004................................................               1,086      1,086
                                                       ----      -------    -------
Total future minimum lease payments.................    366      $23,340    $23,706
                                                                 =======    =======
Less amounts representing interest..................    (34)
                                                       ----
Present value of net minimum lease payments.........   $332
                                                       ====

7. INCOME TAXES

     The Company and each of its consolidated subsidiaries file separate tax returns. For financial reporting, the Company and consolidated subsidiaries calculate their respective tax liabilities on a separate return basis which are combined in the accompanying consolidated financial statements.

                                 LHS GROUP INC.

     The provision for income taxes consists of the following:

                                               YEAR ENDED DECEMBER 31,
                                              --------------------------
                                               1999      1998      1997
                                              -------   -------   ------
Currently payable income taxes:
   U.S. federal.............................  $ 7,233   $ 3,061   $  931
   Foreign..................................   15,054    12,729    3,620
Deferred income taxes (credit):
   U.S. federal.............................   (1,248)     (360)    (390)
   Foreign..................................    2,150     1,601    3,309
                                              -------   -------   ------
                                              $23,189   $17,031   $7,470
                                              =======   =======   ======

     The net deferred income tax asset (liability) consists of the following:

                                                       DECEMBER 31,
                                                     -----------------
                                                      1999      1998
                                                     -------   -------
Deferred tax assets:
   Net operating loss carryforwards................  $    --   $   119
   Research and development tax credit.............    1,715     1,616
   Inventory Reserve...............................      344       602
   Depreciation Expense............................      389        --
   Accrued vacation and bonuses....................      547       916
   Tax on foreign differences......................    3,443        86
   Warranty expense................................      377       322
   Allowance for doubtful accounts.................      752       419
   Allowance for current unbilled..................      424        --
   Accrued commission and contractor...............      317        --
   Other...........................................      729     1,647
   Valuation allowance.............................       --    (2,423)
                                                     -------   -------
                                                       9,037     3,304
Deferred tax liabilities:
   Unbilled receivables............................   (2,101)   (1,075)
   Depreciation expense............................       (7)      (83)
   Other...........................................   (1,353)       --
   Tax on foreign differences......................   (1,918)   (5,359)
                                                     -------   -------
                                                      (5,379)   (6,517)
                                                     -------   -------
                                                     $ 3,658   $(3,213)
                                                     =======   =======

                                 LHS GROUP INC.

     The reconciliation of income tax expense computed using the statutory tax rates in the United States to the income tax expense recognized in the financial statements is as follows:

                                               YEAR ENDED DECEMBER 31,
                                              --------------------------
                                               1999      1998      1997
                                              -------   -------   ------
Tax at statutory rates......................  $21,315   $12,144   $6,094
Differences resulting from higher tax rates
   in foreign countries.....................      976     2,564    1,119
Non-deductible write off of in-process
   research and development.................       --     2,778       --
Non-deductible write off of merger costs....      898        --       --
Other.......................................       --      (455)     257
                                              -------   -------   ------
                                              $23,189   $17,031   $7,470
                                              =======   =======   ======

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

                                 LHS GROUP INC.

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

                                 LHS GROUP INC.

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

     For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period as follows:

                                                        1999      1998     1997
                                                       -------   ------   ------
Pro forma net earnings...............................  $21,160   $7,520   $7,792
Basic earnings per share.............................  $  0.37   $ 0.13   $ 0.17
Diluted earnings per share...........................  $  0.36   $ 0.12   $ 0.15

                                 LHS GROUP INC.

     A summary of the Company's stock option activity, and related follows:

                                                                 WEIGHTED
                                                NUMBER OF     AVERAGE PRICE
                                              SHARES ISSUED     PER SHARE
                                              -------------   --------------
Outstanding as of January 1, 1997...........    6,682,149         $ 3.01
   Granted..................................    2,412,776          19.67
   Exercised................................     (700,710)          2.65
   Cancelled................................     (673,053)          3.26
                                               ----------         ------
Outstanding as of December 31, 1997.........    7,721,162           8.22
   Granted..................................    2,670,320          37.87
   Exercised................................   (2,070,955)          7.03
   Cancelled................................     (640,579)          8.76
                                               ----------         ------
Outstanding as of December 31, 1998.........    7,679,948          18.71
   Granted..................................    5,228,218          33.52
   Exercised................................   (1,636,941)          6.86
   Cancelled................................   (2,435,875)         28.06
                                               ----------         ------
Outstanding as of December 31, 1999.........    8,835,350         $27.35
                                               ==========         ======
Exercisable as of December 31, 1999.........    1,899,559         $17.83
                                               ==========         ======
Exercisable as of December 31, 1998.........    1,483,019         $ 5.06
                                               ==========         ======

     Information regarding stock options outstanding as of December 31, 1999 is as follows:

                      OPTIONS OUTSTANDING
----------------------------------------------------------------       OPTIONS EXERCISABLE
                                  WEIGHTED-                        ----------------------------
                                   AVERAGE          WEIGHTED-                      WEIGHTED-
   RANGE OF        NUMBER         REMAINING          AVERAGE         NUMBER         AVERAGE
EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------  -----------   ----------------   --------------   -----------   --------------
$ 2.65            1,485,515          6.4              $ 2.65          739,788        $ 2.65
$ 4.25 -  5.84      275,688          5.9                5.56          220,970          5.49
$ 7.12 -  8.92      251,526          7.7                7.65           90,877          7.55
$11.04 - 14.87       76,390          8.2               14.01           24,418         14.21
$16.99 - 25.00      809,364          8.1               21.83          174,763         22.67
$25.63 - 38.31    4,151,166          9.2               30.80          436,512         34.02
$41.87 - 58.62    1,780,701          8.9               47.99          210,591         50.96
$65.37 - 65.37        5,000          8.5               65.37            1,640         65.37
                  ---------          ---              ------        ---------        ------
$ 2.65 - 65.37    8,835,350          8.5              $27.35        1,899,559        $17.83
                  =========          ===              ======        =========        ======

                                 LHS GROUP INC.

12. SEGMENT INFORMATION

     In accordance with the requirements of SFAS 131, the following disclosure represents the information used by management when evaluating the operating performance of its operating segments. The information reviewed by management includes the operating revenue from external customers and identifiable assets for the Company's three geographic areas, the Americas, Europe and Asia-Pacific:

                                            1999       1998       1997
                                          --------   --------   --------
Revenues:
   Americas.............................  $113,814   $ 85,816   $ 58,569
   Europe...............................   118,425     86,099     50,462
   Asia-Pacific.........................    30,357     22,203     16,491
                                          --------   --------   --------
            Total in financial
               statements...............  $262,596   $194,118   $125,522
                                          ========   ========   ========
Long-lived assets:
   Americas.............................  $ 27,990   $ 16,688
   Europe...............................     9,789      6,589
   Asia-Pacific.........................       836        681
                                          --------   --------
            Total in financial
               statements...............  $ 38,615   $ 23,958
                                          ========   ========

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

                                 LHS GROUP INC.

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

14. UNAUDITED QUARTERLY INFORMATION

                                                           QUARTER ENDED
                                            -------------------------------------------
                                            MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                              1999        1999       1999        1999
                                            ---------   --------   ---------   --------
Revenues..................................   $58,878    $66,021     $67,985    $69,711
Gross margin..............................    37,242     42,298      45,499     48,174
Net earnings (loss).......................     8,249      6,154      11,738     12,292
Net earnings (loss) per share (diluted)
   Basic..................................   $   .15    $   .11     $   .20    $   .21
   Diluted................................   $   .14    $   .10     $   .20    $   .21

                                 LHS GROUP INC.

                                                           QUARTER ENDED
                                            -------------------------------------------
                                            MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                              1999        1999       1999        1999
                                            ---------   --------   ---------   --------
Revenues..................................   $39,281    $44,087     $52,119    $58,631
Gross margin..............................    23,461     26,854      32,191     36,819
Net earnings (loss).......................     4,500     (2,062)      7,293      8,954
Net earnings (loss) per share (diluted)
   Basic..................................   $   .08    $ (0.04)    $   .13    $   .16
   Diluted................................   $   .08    $ (0.04)    $   .13    $   .15

15. SUBSEQUENT EVENT -- UNAUDITED

     On March 15, 2000, Sema Group plc ("Sema") entered into a definitive agreement with the Company to acquire all of the outstanding shares of LHS Group Inc. The Company's stockholders will receive American Depository Shares representing 2.6 new Sema ordinary shares for each LHS share. The transaction is subject to stockholder votes, regulatory approvals and other customary closing conditions. In conjunction with the merger agreement LHS has granted Sema an option to purchase approximately 10.3 million shares of LHS common stock from LHS. The option is exercisable at any time until the termination of the agreement or the completion of the merger. The exercise price of the option will be the amount equal to the Market Value of 2.6 Sema ordinary shares on the day the option is exercised.