Form 10-Q/A
period 2000-03-31
LHS GROUP INC
filed 2000-06-20
CIK 1032330

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A


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


Yes [X]  No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


        Class                                 Outstanding at June 16, 2000
        -----                                 ----------------------------
Common Stock, $0.01 Par Value                     69,737,587 Shares

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

NOTE 2 - EARNINGS PER SHARE

         Diluted earnings per share for the quarter ended March 31, 2000 includes the effect of options to purchase 1,564,609 shares of common stock and 24,320 shares of restricted common stock. Diluted earnings per share for the quarter ended March 31, 1999 includes the effect of options to purchase 3,670,019 shares of common stock and 44,641 shares of restricted common stock. Options to purchase 1,608,812 shares of common stock at prices ranging from $45.00 to $65.37 were outstanding at March 31, 2000 and options to purchase 3,547,741 shares of common stock at prices ranging from $29.3125 to $66.12 were outstanding at March 31, 1999, but were not included in the computations of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

         For the first three months of 2000, total comprehensive income was $13,691 thousand, reflecting a net increase for foreign currency translation of $2,971 thousand. Total comprehensive income was $1,578 thousand for the first three months of 1999, reflecting a net reduction for foreign currency translation of $6,654 thousand.

NOTE 4 - SUBSEQUENT EVENT

         In conjunction with the merger agreement LHS granted Sema an option to purchase up to 17.5% of the common stock of LHS at an amount per share of LHS common stock equal to the average of the closing price of a Sema ordinary share on the London Stock Exchange Limited for the ten trading days ending on the day prior to the day of the exercise. On June 9, 2000, Sema sent LHS a notice of exercise of the option to purchase 10,386,091 shares. In accordance with the terms of the stock option agreement, Sema upon closing will pay to LHS $103,861 in cash equal to the par value of the shares purchased ($0.01 per share) and issue to LHS a full recourse promissory equal to the purchase price of the shares in excess of the par value. The promissory note will mature in one year, bear interest at the prime rate as reported in The Wall Street Journal payable quarterly and will be secured by the shares of LHS common stock with regard to which it is issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Statements made in this document, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. In particular, statements concerning the results of ongoing development of new products, the future financial performance of LHS, and other forward-looking statements are included in this document. Such forward-looking statements are made pursuant to the 'safe-harbor' provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management's current expectations or beliefs as well as assumptions made by, and information currently available to management. For a detailed discussion of cautionary statements and factors that could cause actual results to differ from the Company's forward-looking statements, please refer to the Company's filings with the Securities Exchange Commission, especially in the "Factors Affecting Future Performance" included in the Management's Discussion and Analysis section of the Company's Form 10-K for the fiscal year ended December 31, 1999 and in subsequent filings filed with the Securities Exchange Commission.

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

         27 Financial Data Schedule -- previously filed on the Form 10-Q of which this filing is an amendment. (for SEC use only)

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

                                            LHS Group Inc.



Date:  June 18, 2000                        By: /s/ Peter J. Chambers
                                            ----------------------------
                                            Peter J. Chambers
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (duly authorized and
                                            principal financial and
                                            accounting officer)

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

 27 Financial Data Schedule -- previously filed on the Form 10-Q of which this filing is an amendment. (for SEC use only)

---------------
* Management contract or compensatory plan.